Form 10QSB
period 1999-03-31
VAN AMERICAN CAPITAL LTD
filed 1999-05-17
CIK 1069559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 1999
                         Commission File Number 0-25275

                           VAN AMERICAN CAPITAL, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                      91-1918742
       -----------------                             ---------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

                   8434 Kreiner Way, Santee, California 92071
   ---------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

      (619) 449-6798                             FAX  (619) 291-6499
      -------------------                   ---------------------------
          (Registrant's telephone and fax number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    [X]                          No         [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 1999, the registrant had 22,715,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                           VAN AMERICAN CAPITAL, LTD.
                         (a Development Stage Company)
                                  BALANCE SHEET
                              As of March 31, 1999
                                    UNAUDITED


                                     ASSETS


CURRENT ASSETS
     CASH                                                              1,123.87
                                                                     ----------
TOTAL CURRENT ASSETS                                                   1,123.87

FIXED ASSETS

                                                                     ----------
NET FIXED ASSETS                                                           0.00

OTHER ASSETS
     ORGANIZATION COSTS                                                  850.00
     LESS AMORTIZATION                                                  (113.00)
                                                                     ----------
TOTAL OTHER ASSETS                                                       737.00
                                                                     ----------
TOTAL ASSETS                                                           1,860.87
                                                                     ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

                                                                     ----------
TOTAL CURRENT LIABILITIES                                                  0.00

LONG TERM LIABILITIES

                                                                     ----------
TOTAL LONG TERM LIABILITIES                                                0.00
                                                                     ----------
TOTAL LIABILITIES                                                          0.00

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value 50,000,000 shares
     authorized, 22,715,000 issued and outstanding                    22,715.00

     ADDITIONAL PAID IN  CAPITAL                                     (14,215.00)
     BEGINNING RETAINED EARNINGS                                           0.00
     NET LOSS                                                         (6,639.13)
                                                                     ----------
     ENDING RETAINED DEFICIT                                          (6,639.13)
                                                                     ----------
TOTAL STOCKHOLDERS' EQUITY                                             1,860.87
                                                                     ----------
TOTAL LIAB & STOCKHOLDERS' EQUITY                                      1,860.87
                                                                     ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

                           VAN AMERICAN CAPITAL, LTD.
                             STATEMENT OF OPERATIONS
                          (a Development Stage Company)

         For The Period July 23, 1998 (Inception) through March 31, 1999
                                    UNAUDITED


REVENUE

                                                                ---------------
TOTAL REVENUE                                                              0.00

DIRECT COSTS



                                                                ---------------
TOTAL COST OF GOODS SOLD                                                   0.00
                                                                ---------------
GROSS PROFIT                                                               0.00

OPERATING EXPENSES

  AMORTIZATION                                                           113.00
  GENERAL, SELLING & ADMINISTRATIVE                                    1,268.13
  LICENSES AND FEES                                                    4,058.00
  TRANSFER AGENT FEES                                                  1,200.00
                                                                ---------------
TOTAL OPERATING EXPENSES                                               6,639.13
                                                                ---------------
LOSS FROM OPERATIONS                                                  (6,639.13)


OTHER INCOME & EXPENSE


                                                                ---------------
TOTAL OTHER INCOME & EXPENSE                                               0.00
                                                                ---------------
LOSS BEFORE TAXES                                                     (6,639.13)
                                                                ---------------
NET LOSS                                                              (6,639.13)
                                                                ===============


NET LOSS PER SHARE                                                       0.0003


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 22,715,000



                        SEE NOTES TO FINANCIAL STATEMENTS

                           VAN AMERICAN CAPITAL, LTD.

                             STATEMENT OF CASH FLOWS

                                                               Jul. 23, 1998
                                                                (Inception)
                                                                to Mar. 31,
                                                                   1999
                                                               -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                                               (6,639)

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                                       113

   CHANGES IN ASSETS AND LIABILITIES                                    0
                                                                    -----
NET CASH FLOWS FROM OPERATING ACTIVITIES                           (6,526)


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                               (850)
                                                                   -----
NET CASH FLOWS FROM INVESTING ACTIVITIES                            (850)



CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                                  8,500
                                                                   -----
NET CASH FLOWS FROM FINANCING ACTIVITIES                           8,500

NET INCREASE (DECREASE) IN CASH                                    1,124

CASH AT BEGINNING OF PERIOD                                            0
                                                                   -----
CASH AT END OF PERIOD                                              1,124



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 1999 and the results of operations for the period from July 23, 1998 (inception) through March 31, 1999 and changes in cash for the period from July 23, 1998 (inception) through March 31, 1999.


2.        INTERIM REPORTING

The results of operations for the period from July 23, 1998 (inception) through March 31, 1999 are not necessarily indicative of the results to be expected for the remainder of the year.


3.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Nevada on July 23, 1998. The Company is a development stage company and has not conducted any business activities to date.


4.      Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 1999.

6.     Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


PART 1     FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses through March 1999 were due to start-up fees and product development expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

During the next twelve months, Management's business plan is for the Company to manufacture and sell 50,000 board games. For the next twelve months, the Company plans to raise $300,000 to $500,000 in capital through the sale of equities, via a private placement. The Company intends to use this capital to fund the Company's business plan as cash flow from sales is estimated to begin near the end of the next nine months or in the first part of the succeeding year. The Company will face considerable risk in each of its business plan steps, such as cost overruns, production delays, a lack of sufficient product sales, or a lack of sufficient funding from the equity securities market. Without adequate equity funding or product sales during the next twelve months, the Company will be forced to delay its business plan and rely on its existing cash in the bank and funds loaned by the directors and officers.

The Company has no current plans for any product research or development. The Company does not expect to purchase or sell any significant amount of plant or equipment. There are no plans to make any significant changes in the number of Company employees.

PART II     OTHER INFORMATION

ITEM 1      Not applicable.

ITEMS 2-4:  Not applicable

ITEM 5:     Information required in lieu of Form 8-K:  None

ITEM 6:     Exhibits and Reports on 8-K:

                     (a) Exhibit #27.1, "Financial Data Schedule"

                     (b) No reports on Form 8-K were filed during the fiscal
                         quarter ended March 31, 1999



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




        Dated: May 14, 1999             /s/ JEANETTE HUNTLEY
                                        ----------------------------------------
                                        Jeanette Huntley
                                        President and Chief Executive Officer