Form 10KSB40
period 1999-06-30
VAN AMERICAN CAPITAL LTD
filed 1999-09-28
CIK 1069559

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999

                         Commission File Number 0-25275



                           VAN AMERICAN CAPITAL, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                NEVADA 91-1918742
              -----------------------------------------------------
               (State of Incorporation) (I.R.S. Employer I.D. No.)

                       8434 Kreiner Way, Santee, CA 92071
              -----------------------------------------------------
                    (Address of Principal Executive Offices)


                              PHONE (619) 449-6798
              -----------------------------------------------------
                         (Registrant's telephone number)





         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (TITLE OF CLASS)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X               No
                        -----                  -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

                  Yes     X               No
                        -----                  -----

The corporation had no revenues for the year ended June 30, 1999.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1999, based on the average selling price of one share of the Common Stock of the Company, was $8,500.



                                     PART I

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS


Business Development

Van American Capital, Ltd. was incorporated in Nevada on July 23, 1998 for the purpose of designing, producing and marketing a board game based upon biblical historical times and events.

There have been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.



Business of the Issuer

Beginning in 1998, Management utilized the public library and the Internet to research questions and answers to various ancient events as a basis for detailed questions to be used in its only product, a biblical historical board game. Management developed a substantial list of questions and answers which were incorporated into a 2" by 3" card layout. Management developed the board layout and design, and structured and tested the game playability using four local high school students at a time from May 1998 through June 1998, for a total of five tests consisting of four different students per test. The students utilized in this testing included management's children and their children's friends. Management did not utilize outside testing. Due to cost considerations, Management only utilized this informal testing procedure to determine that the game was playable. No independent expert testing procedures, no random sample participant pool, and no demographic information were utilized. Through informal discussions with other parents and students, Management was encouraged to market the game to the general public. Management did not utilize the services of a professional marketing consultant or independent testing service, thus there is considerable risk that Management's opinion is incorrect as it pertains to the playability of the product, and the Company's product may not be accepted by the public. If this should occur, the Company may not be able to continue as a going concern.

The Company intends to utilize available game board manufacturers to produce its biblical historical board game. The initial marketing efforts will require Management and commissioned sales representatives to market the board game to national retail chain stores. Management anticipates it will take a minimum of one year to obtain sufficient equity financing and complete commercial artwork for its board game, manufacture the board game, secure sales representative agreements and sales agreements with retailers, and ship its product to retailers. Management estimates that board game artwork will cost approximately $5,000 based upon discussions with local commercial artists. Product manufacturing costs are approximately $3.50 in Asia to approximately $4.50 in the United States per board game based upon non-binding discussions with board game manufacturers. Manufacturers will drop ship board games to retailers for approximately $.75 per game based upon non-binding discussions with board game manufacturers. Management estimates direct marketing costs to be approximately $.50 per board game. Management may use product representatives and pay them between 10% and 15% of sales to market its board game. The Company anticipates charging a wholesale price of $11.00 to $12.00, depending on actual direct manufacturing costs. The Company cannot predict if it will raise sufficient equity financing to commence board game production. The Company cannot predict when it will be able to generate significant revenues and profits from operations to continue in business or fund anticipated growth.

Management intends to market its game through retail outlets such as WalMart, K-Mart, and Target stores. Management has no market or distribution agreements with the above retail outlets or any other retail outlets. Once the Company is sufficiently funded, management will seek out distribution agreements with retail outlets. Management at this time estimates it will take one year to raise the capital necessary to begin marketing of its product, however, management has no firm commitments. Management at this time cannot accurately estimate what will constitute sufficient funding, however, it anticipates raising $300,000 - $500,000 over the next year.

Investors in the Company should be particularly aware of the inherent risks associated with the Company's plans and product. These risks include a lack of independent market testing of the Company's product, lack of a proven market for the Company's product, lack of an assured manufacturer of its product, lack of equity funding, the limited experience of management, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Currently, Management is concentrating on positioning itself to advance its business plan. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: the sale of the board game, acquisition of another product or technology, or a merger or acquisition

(as a parent or target) of another business entity that has revenue and/or long-term growth potential. Investors should evaluate all of these risks before considering an investment in this Company.

The Company has no new product or service planned or announced to the public.

The size and financial strengths of the Company's competitors are substantially greater than those of the Company. However, management believes that the Company can effectively compete with those other companies because of the unique nature of its product and the product's appeal to a niche of customers who are interested in biblical historical times. The Company's uniqueness is centered around its focus on broader aspects of historical biblical events, unlike current smaller board games such as Amen and Bible Scramble. While a few board games like Way Of Peace are larger "trivia" style games, the Company also utilizes its own unique playability methods which require all players to actively participate in answering each question, no matter whose "turn" it is. These two unique features, Management believes, will allow the Company's board game to compete effectively in the market. Management is not aware of any significant barriers to the Company's entry into the retail market, however, the Company at this time cannot ascertain its exact market share of the biblical board game category or the broad retail board game category.

Board game raw materials and manufacturing are available through various suppliers such as Guangdong Kang Lai Light Industrial Products in China or Paragon Packaging in the United States. At this time the Company has no contracts with suppliers and will not initiate negotiations with potential suppliers until such time as the Company has sufficient funding. Management at this time cannot estimate when the Company will have the sufficient funding necessary to begin negotiations with its potential suppliers.

The Company intends to sell its products through a variety of retail outlets to the public and will not depend on any one or a few major customers.

When the Company has sufficient funding, management will seek legal counsel for copyright and trademark protection. Until this funding is available, the game is protected by common law copyright and common law trademark. Under common law, all copyright protection attaches at the moment of creation of an original work and affords the same protections as a registered copyrighted work with the exception that statuary fines are not available for common law copyrighted works. The Company may file for federal registration of its original works already covered by common law copyrights up to three months after publication of such works. The Company has not had a general publication of its original works and will file such copy registrations before a general publication of its works. Common law trademark rights are created by use of the Trademark and are effective to the general area in which the mark is used. Thus, if the Company only sold the game in California the common law trademark rights would exist only in California. The preferred method is to file a Federal registration which would provide trademark protection throughout the United States with one application. At this time the Company cannot afford an intellectual property attorney, but will hire such an attorney when the Company has sufficient funding. Management at this time cannot accurately estimate what will constitute sufficient funding.

The Company was formed by its two directors for the purpose of having a corporate entity in order to design, produce, and market the board game. The two directors were the creating force to design the board game and the company is the sole holder of the rights to the intellectual property as all development has been performed under the corporate entity.

The Company does not need any governmental approval of its principal product.

The Company's business is not subject to material regulation by federal, state, or local governmental agencies.

All research and development costs since inception have been immaterial in cost and will not be passed on to customers.

The Company currently has no employees.

Year 2000 Disclosure

Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

The Company's Management has hands-on familiarity with all of the software that will be utilized in its business plan and has confirmation from third party suppliers that its proposed software is certified Year 2000 compatible for all of its computing requirements. In addition, proposed suppliers of office equipment for the Company's business plan have confirmed that embedded technology systems such as micro processors in telephone systems and other non-computer devices that will be purchased per the Company's business plan are already Year 2000 compatible.

While the Company has made what it believes to be adequate inquiries of the its software and product suppliers as to Year 2000 compliance, there can be no guarantee that the software suppliers will be adequately prepared for every possible contingent Year 2000 software problem, which could have minor or material adverse effects on the Company's results of operations. In a reasonably likely worst case scenario, the Company may experience minor adverse cash flow effects from a delay in product shipping or delays in internal accounting or order processing. Management's contingency plan for possible Year 2000 computer related disruptions involves internal manual backup procedures for accounting and order processing and arranging adequate product inventory on hand in case of supplier shipping disruptions. If necessary, Management could reduce operations to match any reduced cash flow resulting from Year 2000 disruptions.

The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software by December 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of this new software is not anticipated to be a material expense to the Company at this time.


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company's principal executive office address is 8434 Kreiner Way, Santee, CA 92071. The principal executive office and telephone number are located within the home of Ms. Jeanette Huntley, President and Director of the Company, and provided at no cost. Management considers the Company's current principal office space arrangement adequate for current and short-term estimated growth.

                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.


                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies or otherwise.


                                     PART II

                                     ITEM 5
         MARKET FOR COMMON EQUITY AND OTHER RELATED STOCKHOLDER MATTERS

The Company, on August 13, 1999 was approved for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The Company's trading symbol is VMRC. There has been no trading to date.

As of the date of this filing, there is no public market for the Company's securities. As of June 30, 1999, the Company had 67 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.


                                     ITEM 6
                                PLAN OF OPERATION


The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses through June 30, 1999 were due to start-up fees and product development expenses. Previous sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

Management is currently evaluating two options: proposed financing of the Company's business plan from the sale of securities through a private placement and possible merger alternatives if financing is unobtainable. The implementation of the Company's business plan is dependent on the Company's ability to raise approximately $300,000 - $500,000 as cash flow from sales is estimated to begin near the end of the next twelve months or in the first part of the succeeding year. Management allowed twelve months in its business plan for obtaining financing. Only upon obtaining $300,000 to $500,000 through the sale of equities will the Company be able to take the following steps: sell 50,000 board games: complete commercial artwork for its board game, manufacture the board game, secure sales representative agreements and sales agreements with retailers, and ship its product to retailers. The Company will face considerable risk in each of its business plan steps, such as cost overruns in each step, production delays in manufacturing, a lack of interest in the Company's product on the part of sales representatives and retailers, rejection of the Company's product by the buying public, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company would be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. There are no current plans to purchase or sell any significant amount of fixed assets. There are no current plans to increase the number of employees.


                                     ITEM 7
                              FINANCIAL STATEMENTS

The audited financial statements of the Company for the year ended June 30, 1999 and related notes which are included in this offering have been examined by Barry L. Friedman, PC, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

                            VAN AMERICAN CAPITAL LTD.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                          PAGE #
                                                                          ------
         INDEPENDENT AUDITORS REPORT                                         10
         -----------------------------------------------------------------------

         ASSETS                                                              11
         -----------------------------------------------------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY                                12
         -----------------------------------------------------------------------

         STATEMENT OF OPERATIONS                                             13
         -----------------------------------------------------------------------

         STATEMENT OF STOCKHOLDERS' EQUITY                                   14
         -----------------------------------------------------------------------

         STATEMENT OF CASH FLOWS                                             15
         -----------------------------------------------------------------------

         NOTES TO FINANCIAL STATEMENTS                                    16-20
         -----------------------------------------------------------------------

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                            September 17, 1999
Van American Capital Ltd.
San Diego, California

         I have audited the accompanying Balance Sheets of Van American Capital Ltd., (A Development Stage Company), as of June 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the period July 23, 1998, (inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Van American Capital Ltd. (A Development Stage Company), as of June 30, 1999, and the results of its operations and cash flows for the period July 23, 1998, (inception) to June 30, 1999, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                            VAN AMERICAN CAPITAL LTD.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                                                        JUNE
                                                                        30, 1999
                                                                        --------
CURRENT ASSETS
     CASH                                                               $    844
                                                                        --------

     TOTAL CURRENT ASSETS                                               $    844
                                                                        --------

OTHER ASSETS
ORGANIZATION COST (NET)                                                 $    694
                                                                        --------

     TOTAL OTHER ASSETS                                                 $    694
                                                                        --------



TOTAL ASSETS                                                            $  1,538
                                                                        --------




The accompanying notes are an integral part of these financial statements

                                  VAN AMERICAN CAPITAL LTD.
                                (A Development Stage Company)

                                        BALANCE SHEET

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        JUNE
                                                                        30, 1999
                                                                        --------
CURRENT LIABILITIES                                                     $      0
                                                                        --------

    TOTAL CURRENT LIABILITIES                                           $      0
                                                                        --------

STOCKHOLDERS' EQUITY (Note #4)

    Common stock
    PAR VALUE, $.001
    Authorized 50,000,000 shares
    Issued and outstanding at

    June 30, 1999 -
    22,715,000 shares                                                   $ 22,715

    Additional Paid-In Capital                                           -14,215

    Deficit accumulated during
    Development stage                                                     -6,962
                                                                        --------

TOTAL STOCKHOLDERS' EQUITY                                              $  1,538
                                                                        --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $  1,538
                                                                        --------




The accompanying notes are an integral part of these financial statements

                            VAN AMERICAN CAPITAL LTD.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                                                   Jul. 23, 1998
                                                                    (Inception)
                                                                    to June 30,
                                                                       1999
                                                                   -------------
INCOME
Revenue                                                              $         0
                                                                     -----------


EXPENSES

General and Administrative                                           $     1,348
Amortization                                                                 156
Licenses and Fees                                                          5,458
                                                                     -----------

        TOTAL EXPENSES                                               $     6,962
                                                                     -----------


NET PROFIT/LOSS (-)                                                  $    -6,962
                                                                     -----------



Net Profit/Loss(-)
per weighted share
(Note #1)                                                            $    -.0003
                                                                     -----------


Weighted average
Number of common
shares outstanding                                                    22,715,000
                                                                     -----------




The accompanying notes are an integral part of these financial statements

                            VAN AMERICAN CAPITAL LTD.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Additional      Accumu-
                                Common          Stock      paid-in        lated
                                Shares         Amount      Capital       Deficit
                                ------         ------      -------       -------

July 23, 1998
Issued for cash              2,000,000     $   2,000     $       0      $      0

September 11, 1998
Issued for Cash                 36,000            36         3,564

December 24, 1998
Issued for cash                 29,000            29         2,871

December 28, 1998
Forward stock split
11:1                        20,650,000       +20,650       -20,650

Net loss, July 23,
1998 (inception) to
June 30, 1999                                                             -6,962
                            ----------     ---------     ---------      --------
Balance,
June 30, 1999               22,715,000     $  22,715     $ -14,215      $ -6,962
                            ==========     =========     =========      ========




The accompanying notes are an integral part of these financial statements

                            VAN AMERICAN CAPITAL LTD
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                                                   Jul. 23, 1998
                                                                    (Inception)
                                                                    to June 30,
                                                                       1999
                                                                   -------------
CASH FLOWS FROM
OPERATING ACTIVITIES

    Net Loss                                                       $     -6,962
    Amortization                                                           +156

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities                                                                0


Changes in assets and
Liabilities                                                                   0
                                                                   -------------


NET CASH USED IN
OPERATING ACTIVITIES                                               $     -6,806

CASH FLOWS FROM
INVESTING ACTIVITIES
Organization costs                                                         -850

CASH FLOWS FROM
FINANCING ACTIVITIES

    Issuance of Common
    Stock for Cash                                                       +8,500
                                                                   -------------

Net Increase (decrease) cash                                       $       +844

Cash,
Beginning of period                                                           0
                                                                   -------------

Cash, End of Period                                                $        844
                                                                   -------------


The accompanying notes are an integral part of these financial statements

                            VAN AMERICAN CAPITAL LTD.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized JULY 23, 1998, under the laws of the State of Nevada as VAN AMERICAN CAPITAL LTD., INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method

                  The Company records income and expenses on the accrual method.

         Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and equivalents

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

                            VAN AMERICAN CAPITAL LTD.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes

                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Organization Costs

                  Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty-month period.

         Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.

         Year End

                 The Company has selected June 30th as its year-end.

                            VAN AMERICAN CAPITAL LTD.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         Year 2000 Disclosure

                  Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

                  The company's potential software suppliers have verified that they will provide only certified "Year 2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.

NOTE 3 - INCOME TAXES

         There is no provision for any future income taxes for the period after July 1, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 1999, is as follows:

                 Net operation loss carry forward                       $ 4,754
                 Valuation allowance                                    $ 4,754
                 Net deferred tax asset                                 $     0

         The federal net operating loss carry forward will expire between now and 2019.

         This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                            VAN AMERICAN CAPITAL LTD.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1999,


NOTE 4 - STOCKHOLDERS' EQUITY

         Common Stock

         The authorized common stock of the corporation consists of 50,000,000 shares with a par value $.001 per share.

         Preferred Stock

         Van American Capital Ltd. has no preferred stock.

         On July 23, 1998 the company issued 2,000,000 shares for consideration of $2,000 to its directors.

         On September 11, 1998, the Company issued 36,000 shares of its $.001 par value common stock for cash of $3,600.00.

         On December 24, 1998, the company issued 29,000 shares of its $.001 par value common stock for cash of $2,900.00.

         On December 28, 1998, the company forward stock split 11:1 thus increasing the number of outstanding shares from 2,065,000 shares to 22,715,000 common shares.

NOTE 5 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

                            VAN AMERICAN CAPITAL LTD.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.



NOTE 7 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional share of common stock.

                                     ITEM 8
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        CONTROL AND FINANCIAL DISCLOSURE

None.


                                    PART III

                                     ITEM 9
         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose terms will expire 7/30/00, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address                Age      Position               Date First Elected
--------------                ---      --------               ------------------
Jeanette Huntley              45       President,             7/30/98
8434 Kreiner Way                       Sec/Treas,
Santee, CA 92071                       Director

Kathleen Sturtevant           30       Director               7/30/98
2226 Cardinal Drive
San Diego, CA 92123


Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities nor has any such person been the subject of any Order of a State authority barring or suspending for more than sixty (60) days, the right of such a person to be engaged in such activities or to be associated with such activities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding misdemeanors) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Jeanette Huntley, President, Secretary, Treasurer & Director

1994 - Current    Wright & Geis, Inc. - Accounting manager and tax preparer in a public accounting firm. Accounting manager responsible for compilation and review preparation of corporation financial statements. Tax preparation for individual, partnership, and corporation federal and state taxes.


Kathleen Sturtevant, Director

1993 - Current    Equus Financial Services, Inc. - Senior statistical analyst in a commercial and residential loan company. Responsible for loan analysis modeling for institutional lenders.


                                     ITEM 10
                             EXECUTIVE COMPENSATION

The company's current officers receive no compensation.


                           SUMMARY COMPENSATION TABLE

Name &                                      Other
principle                                   annual         Restricted                 LTIP         All other
position                   Salary   Bonus   compen-        stock          Options     Payouts      compen-
                  Year       ($)     ($)    sation($)      awards ($)       SARs       ($)         sation($)
--------------------------------------------------------------------------------------------------------------------------
J Huntley         1998     -0-      -0-       -0-            -0-            -0-         -0-          -0-
President

K. Sturtevant     1998     -0-      -0-       -0-            -0-            -0-         -0-          -0-
Director

There are no current employment agreements between the Company and its executive officers.

The Directors and Principal Officers have worked with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $10,000 at each month end. When positive cash flow reaches $10,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - June 30,1999:


Title Of        Name &                         Amount &                  Percent
Class           Address                        Nature of owner           Owned
-----           -------                        ---------------           -----
Common          Jeanette Huntley               11,000,000(a)             48.43%
                8434 Kreiner Way
                Santee, CA 92071


Common          Kathleen Sturtevant            11,000,000(b)             48.43%
                2226 Cardinal Drive
                San Diego, CA 92123

Total                                          22,000,000                96.86%

(a) Ms. Huntley purchased 1,000,000 shares of the Company's common stock on July 30, 1998 for $1000.00, and 10,000,000 shares of the Company's common stock were issued to her per a stock split on December 28, 1998.

(b) Ms. Sturtevant purchased 1,000,000 shares of the Company's common stock on July 30, 1998 for $1000.00, and 10,000,000 shares of the Company's common stock were issued to her per a stock split on December 28, 1998.

                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Huntley (Director, President, Secretary, Treasurer) purchased 1,000,000 shares of the Company's common stock on July 30, 1998 for $1000.00, and 10,000,000 shares of the Company's common stock were issued to her per a stock split on December 28, 1998.

Ms. Sturtevant (Director) purchased 1,000,000 shares of the Company's common stock on July 30, 1998 for $1000.00, and 10,000,000 shares of the Company's common stock were issued to her per a stock split on December 28, 1998.



                                    PART III

                                    EXHIBITS

Exhibit 11        Statement re: computation of per share earnings           See Financial Stmts.
Exhibit 23        Consent of experts and counsel                            Included
Exhibit 27        Financial Data Schedule                                   Included



                                   SIGNATURES

In accordance with Section 13 & 15(d) of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Van American Capital, Ltd.



Date  9/25/99                         By /s/ JEANETTE HUNTLEY
    ------------------                  ----------------------------------------
                                          Jeanette Huntley, President & Director


Date  9/25/99                         By /s/ KATHLEEN STURTEVANT
    ------------------                  ----------------------------------------
                                          Kathleen Sturtevant, Director