Form 10QSB
period 1999-09-30
SALESREPCENTRAL COM INC
filed 1999-11-12
CIK 1069559

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                            September 30, 1999

                                    OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from
                                    to


                      Commission file number 0-25275

                        VAN AMERICAN CAPITAL, LTD.
          (Exact name of registrant as specified in its charter)


Nevada                                       91-1918742
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


8434 Kreiner Way
Santee, CA                                        92071
(Address of principal executive offices      (zip code)

                              (619) 449-6798
           (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                                 Outstanding at
                                            September 30, 1999

Common Stock, par value $.001                   22,715,000

ITEM 1.  FINANCIAL STATEMENTS

                        VAN AMERICAN CAPITAL, LTD.
                       (A DEVELOPMENT STAGE COMPANY)
                               Balance Sheet
                            September 30, 1999
                                (Unaudited)

                                  ASSETS

Cash                                                            $       40
                                                              ------------
TOTAL CURRENT ASSETS                                            $       40
                                                              ------------
Other Assets
Organization Cost (NET)                                        $       651
                                                              ------------
TOTAL OTHER ASSETS                                             $       651
                                                              ------------
TOTAL ASSETS                                                     $     691
                                                              ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES                                            $         -
                                                              ------------
TOTAL CURRENT LIABILITIES                                      $         -
                                                              ------------

STOCKHOLDERS' EQUITY

Common Stock
PAR VALUE, $.001
Authorized 50,000,000 shares
Issued and outstanding at

September 30, 1999-
22,715,000 shares                                                  $22,715

Additional Paid-In Capital                                        (14,215)

Deficit accumulated during
Development stage                                                  (7,809)
                                                              ------------
TOTAL STOCKHOLDERS' EQUITY                                       $     691
                                                              ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                             $     691
                                                              ============

                        VAN AMERICAN CAPITAL, LTD.
                       (A DEVELOPMENT STAGE COMPANY)

                          Statement of Operations
                                (Unaudited)
                                                           For the Three
                                                           Months Ended
                                                           September 30,
                                                               1999
INCOME
Revenue                                                       $          0
                                                             -------------
EXPENSES
General and Administrative                                      $      804
Amortization                                                            43

                                                             -------------
TOTAL EXPENSES                                                  $      847
                                                             -------------
NET LOSS                                                        $    (847)
                                                             =============
NET LOSS PER SHARE                                              $    (.00)
                                                             =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            22,715,000
                                                             =============

                        VAN AMERICAN CAPITAL, LTD.
                       (A DEVELOPMENT STAGE COMPANY)

                          Statement of Cash Flows
                                (Unaudited)
                                                          For the Three
                                                           Months Ended
                                                           September 30,
                                                               1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                   $         (847)
Amortization                                                            43

Adjustment to
Reconcile net loss
To net cash provide
by Operating
Activities                                                               0



                                                            --------------
NET CASH USED IN
OPERATING ACTIVITIES                                                $(804)

CASH FLOWS FROM
INVESTING ACTIVITIES


CASH FLOWS FROM
FINANCING ACTIVITIES



                                                           ---------------
Net Increase (decrease) cash                               $         (804)

Cash,
Beginning of period                                                    844
                                                           ---------------
Cash, End of Period                                           $         40
                                                           ---------------

1.   Management's Opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 1999 and the results of operations for the period from July 1, 1999 through September 30, 1999 and changes in cash for the period from July 1, 1999 through September 30, 1999.

2.   Interim Reporting

The results of operations for the period from July 1, 1999 through September 30, 1999 are not necessarily indicative of the results to be expected for the remainder of the year.

3.   Organization and Summary of Significant Accounting Policies

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

5.   Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 1999.

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

PART 1    FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses through September 1999 were due to start-up fees and product development expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

PART II   OTHER INFORMATION

ITEM 1    Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5    Information required in lieu of Form 8-K:    None

ITEM 6    Exhibits and Reports on 8-K:  None
<PAGR>


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Dated: October 1, 1999        By:/s/ Jeanette Huntley
                                 -------------------------------
                                 Jeanette Huntley
                                 President and
                                 Chief Executive Officer