Form 10QSB
period 1999-12-31
SALESREPCENTRAL COM INC
filed 2000-02-22
CIK 1069559

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended December 31, 1999   Commission file number 000-25275




                          SALESREPCENTRAL.COM, INC.
           (Exact name of registrant as specified in its charter)



Nevada                                                 91-1918742
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

8434 Kreiner Way
Santee, CA                                             92071
 (Address of principal executive offices)              (Zip Code)


                               (619) 449-6798
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes               No    X


    As of December 31, 1999, there were 16,218,511 shares of common stock outstanding.

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of December 31, 1999        3

               Statement of Shareholders' Equity
               ending December 31, 1999                     4

               Income Statement
               ending December 31, 1999                     5

               Statement of Cash Flows
               ending December 31, 1999                     6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation 7-8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                            8

     Item 2.   Changes in Securities                        8

     Item 3.   Defaults by the Company upon its
               Senior Securities                            8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                             9

     Item 5.   Other Information                            9

     Item 6.   Exhibits and Reports of Form 8-K             9

          SIGNATURES                                             9

BALANCE SHEET
DECEMBER 31, 1999

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                        December 31,
                                                            1999
                                                         (unaudited)
                                  ASSETS
Current assets:
  Cash in bank                                                     $43,276
                                                       -------------------
Total current assets                                                43,276

Fixed Assets
  Leasehold Improvements                                             8,637
  Equipment                                                         28,347
  Vehicles                                                          20,000
                                                          ----------------
Total Fixed Assets                                                  56,989

Other Assets
  Deposits/Security                                                  3,041
                                                           ---------------
  Total Assets                                                    $103,302
                                                               ===========

                          LIABILITIES & CAPITAL
Current Liabilities
  Loans Payable                                                   $(5,483)
  Officer Loan                                                     (8,500)
                                                        ------------------
  Total Current Liabilities                                      $(13,983)

Capital
  Common Stock/Investors                                           455,000
  Net Income or (Loss)                                           (337,716)
                                                       -------------------
  Total Capital                                                    117,284
                                                       -------------------
Total Liabilities & Capital                                       $103,302
                                                               ===========

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
ENDING DECEMBER 31, 1999

                                                 Additional
                            Common Stock           Paid-In     Accumulated
                          Shares     Amount        Capital       Deficit



                       -----------  ----------  -------------  -----------
Balance 9-30-99          4,826,250      $4,826             $0  $    83,645

Shares Issued:
  Stock issued for       9,798,159      $9,798             $0  $         0
merger
  For Services           1,125,000      $1,125             $0  $         0
  Other Cash               469,111        $469       $335,000  $         0
Net Loss                                                       $   254,070
                       -----------  ----------  -------------  -----------
Balance                 16,218,511     $16,219       $335,000     $337,716

INCOME STATEMENT
ENDING DECEMBER 31, 1999
                                                        Three Months Ended
                                                        December 31, 1999
Income

Cost of Sales
  Subcontractors                                                   $87,772
  Materials & Supplies                                               3,000
                                                         -----------------
  Total Cost of Sales                                              $90,772
                                                         -----------------
  Gross Profit                                                    (90,772)
                                                         -----------------

Operating Expenses                                                 163,297
                                                         -----------------
  Total Operating Expenses                                         163,297
                                                         -----------------
  Net Income Before Taxes                                       (254, 070)
                                                         -----------------
Net Income of (Loss)                                     $      (254, 070)
                                                             =============

STATEMENT OF CASH FLOWS
ENDING DECEMBER 31, 1999

                                                       Three Months Ended
                                                       December 31, 1999
Funds Sources:
Revenue From Operations                                         $(254,070)
  Add:  Expenses reducing net Revenue
           Not Affecting cash
                                                         -----------------
  Net Amount From Operations                                     (254,070)

  Other Sources of Funds:
     Common stock/Investors                                        335,000
                                                         -----------------
  Total Funds Provided                                              80,930
                                                                 =========

  Total Funds Uses                                                  44,838
                                                         -----------------
  Net Increase (Decrease)
  In cash                                                          $36,092

  Cash Balance, Beginning                                           $7,183
                                                         -----------------
Cash Balance, Ending                                              $43, 276
                                                                ==========


1.   Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999, the results of operations ended December 31, 1999 and the cash flows ended December 31, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's Audited Financials ending December 31, 1998 as filed in Form 10SB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     SALESREPCENTRAL.COM a Nevada corporation (the "Company") is a development stage company and plans to be the Internet's leading on-line sales community, targeting professional sales representatives, corporate executives, and business managers/owners.

     We are designed to provide a comprehensive "portal" of resources that meet all the daily needs of the professionals in our target group, and to provide a legitimate meeting place and commerce site dedicated to their field of expertise.

     Our  portal network consists of a main, or homepage that delivers up-to-
the-minute   news,   stock   quotes,  weather,  events,   and   sales-related
information.

Results of Operations for the three months ended December 31, 1999

     Total operating expenses from continuing operations were $5,384 for the three months ended December 31, 1999.

     Increase operating expenses in the current period are a result of professional fees, consulting fees and other expenses related to product research, development and marketing.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Reserves

As of December 31, 1999 (Unaudited)

     As of December 31, 1999, the Company's assets were $11,027,909 and its liabilities were $308,000 resulting in an excess of assets of $10,719,909. Cash was $988,131 at December 31, 1999.

     The Company has continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses.

Year 2000 Issues

     Certain of the Company's computer systems and software may interpret the year 2000 as some other date. The operating system generally employed by the Company is Windows 95, which is year 2000 compliant. The networking, general ledger and accounts payable and facility point-of-sale and software programs require software updates or modifications to address the year 2000 problem. The Company is further addressing the matter by replacing certain older computers and installing off-the-shelf and other third-party software that is year 2000 compliant, at an estimated cost of less than $1,000. The Company anticipates that installation of year 2000 compliant software and hardware will be completed by the end of 1999. The Company does not believe that the year 2000 problem will have a material affect on the Company's operations, however, no assurance can be given that the software updates and new computers will resolve the problem as scheduled or at all.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     None.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     None

Item 5.       Other Information.

     None

Item 6.       Exhibits and Reports of Form 8-K.

     1.   8-K filed on November 15, 1999 - Merger
2.   8-K filed on November 15, 1999 - Name Change



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SALESREPCENTRAL.COM, INC.
(Registrant)



By:/s/ Ralph Massetti
     Ralph Massetti
     President


Date: February 22, 2000