Form 10QSB
period 2000-03-31
SALESREPCENTRAL COM INC
filed 2000-05-12
CIK 1069559

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended   March 31, 1999      Commission file number 000-25275




                          SALESREPCENTRAL.COM, INC.
           (Exact name of registrant as specified in its charter)



Nevada                                            91-1918742
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

16099 N 82nd St Suite #B1
Scottsdale, AZ                                    85260
(Address of principal executive offices)          (Zip Code)


                               (480) 922-8444
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes               No    X


     As of March 31, 2000, there were 16,497,650 shares of common stock outstanding.

                                    INDEX
PART I - FINANCIAL INFORMATION                              Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2000           3

               Income Statement
               ending March 31, 2000                        4

               Statement of Cash Flows
               ending March 31, 2000                        5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation 6-7

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                            7

     Item 2.   Changes in Securities                        7

     Item 3.   Defaults by the Company upon its
               Senior Securities                            7

     Item 4.   Submission of Matter to a Vote of
               Security Holders                             8

     Item 5.   Other Information                            8


          SIGNATURES                                             8



                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                          March 31,
                                                            2000
                                                         (unaudited)
                                  ASSETS
Current assets:
  Cash in bank                                                    $700,107
                                                       -------------------
Total current assets                                              $700,107

Fixed Assets
  Furniture & Fixtures                                              10,544
  Leasehold Improvements                                             9,252
  Equipment                                                         55,446
  Vehicles                                                          20,000
                                                          ----------------
Total Fixed Assets                                                  95,242

Other Assets
  Deposits/Security                                                 11,465
                                                           ---------------
  Total Assets                                                    $806,814
                                                               ===========

                          LIABILITIES & CAPITAL
Current Liabilities
  Loans Payable                                                  $(19,903)

                                                        ------------------
  Total Current Liabilities                                      $(19,903)

Capital
  Common Stock/Investors                                         1,569,000
  Net Income or (Loss)                                           (742,283)
                                                       -------------------
  Total Capital                                                    826,717
                                                       -------------------
Total Liabilities & Capital                                       $806,814
                                                               ===========

                                                     Three Months Ended
                                                       March 31, 2000
Income                                                               22.00

Cost of Sales
  Subcontractors & Profesional Services                           $185,778
  Materials & Supplies                                              15,103
                                                         -----------------
  Total Cost of Sales                                             $200,880
                                                         -----------------
  Gross Profit                                                   (200,858)
                                                         -----------------

Operating Expenses                                                 203,709
                                                         -----------------
  Total Operating Expenses                                         203,709
                                                         -----------------
  Net Income Before Taxes                                        (404,567)
                                                         -----------------
Net Income of (Loss)                                      $      (404,567)
                                                             =============

                                                       Three Months Ended
                                                         March 31, 2000

Funds Sources:
Revenue From Operations                                         $(392,915)
  Add:  Expenses reducing net Revenue
           Not Affecting cash

  Changes in Assets & Liabilities

  Leasehold Improvements                                             (616)
  Equipment                                                        (27098)
  Furniture & Fixtures                                             (10544)
  Deposits                                                          (8423)
  Loans Payable                                                    (16985)

  Net Amount From Operations                                     (456,581)

  Other Sources of Funds:
     Common stock/Investors                                      1,114,000
                                                         -----------------
  Total Funds Provided                                           1,114,000
                                                                 =========

  Total Funds Uses                                                 657,419
                                                         -----------------
  Net Increase (Decrease)
  In cash                                                         $656,831

  Cash Balance, Beginning                                          $43,276
                                                         -----------------
  Cash Balance, Ending                                            $700,107
                                                                ==========

1.   Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations ended March 31, 2000 and the cash flows ended March 31, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's Audited Financials ending December 31, 1998 as filed in Form 10SB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

Overview

     SALESREPCENTRAL.COM a Nevada corporation (the "Company") is an early growth stage company and plans to be the Internet's leading on-line sales community, targeting professional sales representatives, corporate executives, and business managers/owners.

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

Results of Operations for the three months ended March 31, 2000

     Total operating expenses from continuing operations were $203,708 for the three months ended March 31, 2000.

     Total

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

Liquidity and Capital Reserves

As of  March 31, 2000 (Unaudited)

     As of March 31, 2000, the Company's assets were $806,814 and its liabilities were $19,902 resulting in an excess of assets of $106,707. Cash was $700,107 at March 31, 2000.

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

     None



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SALESREPCENTRAL.COM, INC.
(Registrant)



By:/s/ Ralph Massetti
     Ralph Massetti
     President


Date: May 12, 2000