Form 10KSB
period 2000-06-30
SALESREPCENTRAL COM INC
filed 2000-10-13
CIK 1069559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the Fiscal Year ended June 30, 2000

                          Commission File No. 000-25275


                            SalesRepCentral.com, Inc.
             (Exact Name of Registrant as Specified in its Charter)

               Nevada                                         91-1918742
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

         16099 N. 82nd Street
               Suite B1
         Scottsdale, Arizona                                    85260
(Address of Principal Executive Offices)                      (Zip Code)

                                  480-922-8444
            (The Registrant's telephone number, including area code)

           Securities Registered pursuant to section 12(b) of the act:
                                      None

           Securities Registered pursuant to section 12(g) of the act:
                    Common Stock, $0.001 par value per share

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III if this form 10-K (SB) or any amendment to this Form 10-KSB: [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price per share of the common stock on October 2, 2000 of $0.843, as reported on the OTCBB, was approximately $2,387,516. Shares of common stock held by each officer and director and by each person known to SalesRepCentral.com who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of October 2, 2000, the registrant had 15,117,762 shares of common stock outstanding.

================================================================================

                               SalesRepCentral.com
                        2000 Annual Report on Form 10-KSB
                                Table of Contents

                                     Part I
                                                                            Page
                                                                            ----
Item 1.  Business............................................................  3
Item 2.  Property............................................................ 14
Item 3.  Legal Proceedings................................................... 14
Item 4.  Submission of Matters to a Vote of Security Holders................. 14

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder's Matters.......... 15
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 16
Item 7.  Financial Statements................................................ 21
Item 8.  Changes in and Disagreements with Accountants and
          Financial Disclosure............................................... 31

                                    Part III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons....... 32
Item 10. Executive Compensation.............................................. 32
Item 11. Security Ownership of Certain Beneficial Owners and Management...... 33

                                     Part IV

Item 12. Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 35

Signatures................................................................... 36

                                     PART I

ITEM 1. BUSINESS

     WE MAKE MANY STATEMENTS IN THIS ANNUAL REPORT, SUCH AS STATEMENTS REGARDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS, WHICH ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE WE DISCUSS IN "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THIS ANNUAL REPORT.

OVERVIEW

     SalesRepCentral.com, Inc. (SalesRepCentral) was incorporated in May of 1999. SalesRepCentral is an online sales community and content provider of online B2B Internet resources for the corporate sales team. Our content is specifically designed to provide comprehensive sales resources, daily training articles, and other features that meet the needs of the sales-professional. We have designed our products and services to enhance interaction and communication within the sales-team by offering a complete on-line sales solution.

     Our web-portal was developed exclusively for the sales community including professional sales-representatives, sales-managers and corporate executives. The site is designed to create a user-friendly, informative and personalized experience while providing members with the convenience of transacting business on-line. The portal was designed by former sales-professionals and provides all of the latest tools used by sales-professionals to facilitate the sales process.

     SalesRepCentral's web-site features 11 content "channels" offering exclusive products and services that also provide "value-added" features allowing the sales-professional to perform his job more effectively. Visitors to our web-site will find comprehensive content developed specifically for the sales-professional combining education, sales tools and resources, services and strategic partnerships in one easy-to-use location. Other features of our Internet-site include employment and job-placement, a full-service travel agency, leasing and lending services and sales leads. Our web-site also provides banner advertising, promotional spotlights and channel sponsorships.

STRATEGY

     SalesRepCentral's strategy is to become the premier Internet portal of choice by catering to the sales-professional and corporate sales teams worldwide. We feel that we can achieve this goal by providing the highest quality sales-based on-line content and services that facilitate the sales process and allow our members to become more productive sales professionals. Key elements of our strategy include:

     PROVIDE A SUPERIOR ON-LINE EXPERIENCE WITH OUR CONTENT, PRODUCTS AND
     SERVICES

     We seek to provide a superior on-line experience through innovative technologies, content and services. The Company's future success will depend on its ability to compete and to offer products and services that are perceived to be superior to those of our competitors. The Company will continue to recruit, hire and train the most qualified personnel to design and implement our unique web experience. We will also continually enhance our existing technologies and expand our line of products and services in order to keep pace with the changing environment and customer preferences; and, we will continually seek new strategic business partners in order to offer new and improved products and services.

     PROVIDE A SINGLE-SOURCE LOW-COST SOLUTION FOR TRAVEL RELATED EXPENSES

     Because costs relating to airline travel, lodging, rental cars, communication and entertainment are commonly such a significant portion of travel related expenses, The Company strives to offer the most competitive prices for these routine expenditures and rewards members for purchases and activity on our site with REPPOINTS(TM) ?, our proprietary loyalty program.

     BUILD BRAND AWARENESS

     We believe that increased brand recognition is critical to the ability to increase our membership and SalesRepCentral's attractiveness to retailers, service providers and advertisers. SalesRepCentral intends to increase brand awareness through a combination of strategic traditional and online advertising and promotional activities. Our sales and marketing strategy includes a nationwide, industry-focused advertising campaign using both print and web-based advertisements.

     EXPAND CORPORATE-RELATED SERVICE OFFERINGS

     The Company believes that customized corporate portals are a growing segment of the market, especially those developed to support a company's sales resources. We intend to continue to expand our line of goods and services to include web-hosting to corporate clientele who do not want to make the commitment or have the resources to develop and maintain their own web-sight. While SalesRepCentral actually "hosts" the site, it is designed to match the look of the client's. The client's employees can access this secure portal each day to be updated with the latest news, to communicate with secure client bulletin boards, to review sales-teams calendars, to access group documents and much more. These sites can also be linked to SalesRepMall so that our own products and services can be offered to them.

     DIVERSIFY REVENUE STREAMS ACROSS E-COMMERCE, DIRECT MARKETING AND
     ADVERTISING

     We believe that our revenue model is unique in that unlike many web-sites, ours does not rely solely on advertising revenues. Instead, our model is based on a diversification of revenue streams that minimize the reliance on any one stream. Our revenues are generated from the sale of the products and services offered on its web-site, fees earned from the development of customized portals for clients, revenue sharing arrangements and advertising.

     EXPAND INTO INTERNATIONAL MARKETS.

     We believe that it is feasible to expand into international markets with our business strategy.

SALES AND MARKETING

     SalesRepCentral's sales effort targets sales professionals and corporate executives. To reach the independent sales representative, we advertise on airport billboards in eleven major cities, in various magazines including in-flight airline magazines and sales-industry periodicals, and use millions of Internet banner ad impressions per month. To reach potential corporate clients, SalesRepCentral uses a dedicated, in-house sales team that seeks out senior corporate executives and sales managers who may be interested in our customized hosted portals and related services.

CHANNELS OF DISTRIBUTION

     Multiple channels of distribution are used to market our goods and services including:

     *    SalesRepCentral's web-site;
     *    Hosted corporate web portals;
     *    Toll-free customer service phone numbers;
     *    Traditional "brick and mortar" locations;
     *    Direct "outbound" sales efforts;
     *    Co-marketing opportunities;
     *    Manufacturers and distributors;
     *    Magazines and other initiatives.

ONLINE CONTENT

     SalesRepCentral's web site features 11 "channels" offering a variety of content, products and services. They are designed to assist in maximizing production by the sales-professional and includes the following features:

          CHANNEL                                FEATURES
          -------                                --------

      1. SREP Team Room         Developed  by   SalesRepCentral,   team  room
                                provides corporate sales management with an online collaboration tool that functions as an intranet for sales teams that features real-time company news, group documents, team roster, team bulletin boards, sales article archives and group calendaring.

      2. SalesJobs Central      Features  the sales  industry's  most  unique
                                employment  application featuring an advanced
                                profiling and matching  technology to provide
                                employers  with  the  highest  quality  sales
                                candidates  with  a  confidential   searching
                                process.

      3. Travel                 Full-service,  in-house  company-owned travel
                                center for both business and personal travel with reservations, travel merchandise, travel tips, news and city guides.

      4. My Account             Member  account  information,  order  status,
                                personal   preferences   for   member's   "My
                                SalesRepCentral"  home  page  and a  detailed
                                account   of   members   REPPOINTS(TM)   (The
                                Company's   incentive  and  loyalty   rewards
                                program).

      5. SalesResource          Information on education,  training, business
                                resources, tips & tricks, inspiration, call scripts, sales forms, seminars, conventions and prospecting lists.

      6. Community              Bulletin boards for member  interaction  also
                                featuring sales and marketing professionals.

      7. SalesRepMall           Online  store  featuring  a wide  variety  of
                                products for the sales  professional  such as
                                organizers,   sales   training   merchandise,
                                software,   business   accessories  and  golf
                                clubs.

      8. Golf Professional golf tips, golf news, tournament schedules, ability to book tee times on-line, a complete pro-shop and a USGA sanctioned golf club.

      9. Investing              Full service  investment  center with advice,
                                education, news, stock ticker and the ability to customize investment portfolios.

      10. Lending               Mortgage   products   and  lending   services
                                specific to commission-based professionals.

      11. News Latest headlines on initial public offerings, the stock market, world events, business acquisitions, appointments of new sales executives, sports scores, mergers, entertainment, health and politics.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our intellectual property includes trademarks, copyrights, trade secrets and other proprietary rights. We believe that our intellectual property is important to our success and we try to protect it. We rely on a combination of trademark, trade secret and copyright law to protect our propriety rights. We have no patents, nor do we currently have any confidentiality or similar agreements in place with any of our employees. To date, we have sought to protect our copyright and trademark rights by placing a standard trademark or copyright notice in the appropriate places. We have also hired legal counsel to help us better protect our intellectual property and we have filed for trademark protection. However, the steps we take to protect our intellectual property may be inadequate. Unauthorized parties may try to disclose, obtain or use our proprietary information, which could harm our business. Others may also claim that we have violated their proprietary rights. This could subject us to significant liability for damages and invalidate our proprietary rights. Any efforts to protect or defend our rights could be time-consuming and costly. Other parties may also independently develop similar or competing technology.

CUSTOMERS

     In 1999, there were more than 10 million sales and marketing professionals in the United States at the executive level that we target. They spent over $2 billion and approximately 82% used the Internet daily. These professionals have disposable income, expense accounts, and busy lives. They need convenient, time saving access to information about the latest sales and marketing tools and related information. These are our potential customers.

     Our customers also include various companies for whom we have developed customized corporate portals, as well as companies that advertise or sponsor channels on our web site. Our custom corporate portal customers with whom we have mostly oral agreements, include:

     *    American Medical Capital
     *    Avnet Computer
     *    Border to Border Incorporated
     *    Boston Credit Corporation
     *    Coleman Spas
     *    Computer Associates
     *    Cooley Group USA
     *    Creative Business Concepts
     *    Hub Construction Co.
     *    InfoImage
     *    Insight
     *    Kenda
     *    Knowledgenet
     *    Panasonic
     *    Xerox

STRATEGIC BUSINESS PARTNERSHIPS

     SalesRepCentral has developed numerous alliances and partnerships with companies that offer both on-line and "brick and mortar" related services that are instrumental to the success of the sales-professional. SalesRepCentral believes that these partnerships improve the products and services that we offer, and provide valuable co-marketing opportunities as well.

     * THOUGHTSTAR INC., THE DEVELOPER OF QUICKTEAM AND QUICKTEAM PROFESSIONAL SOFTWARE. QuickTeam is an online workspace that allows users to communicate, collaborate and contribute to ongoing projects within and across organizations. It features live chat, an online team site, surveys and voting, contact manager, event calendar, team news, home page customization, project scheduling and task management. QuickTeam Professional is an enhanced version that includes instant messaging capabilities, e-mail notification, database integration, paging and the ability to work off-line. These applications should give us the ability to create customized corporate workspaces that allow sales managers to communicate privately and securely with their sales force.

     * ON24, A LEADING FINANCIAL MULTIMEDIA NETWORK. Our partnership with ON24 will allow our members to access broadcast information on their investment portfolios when they click on any ON24 news headline on our web site.

     * SWITCHBOARD INC., AN INTERNET DIRECTORY AND LOCAL MERCHANT NETWORK. Switchboard Inc. will provide a custom-designed version of its yellow and white pages on our web site. Members will be able to locate the businesses and services they most often use and need when traveling.

     * NET2PHONE, A LEADING PROVIDER OF VOICE-ENHANCED INTERNET COMMUNICATIONS SERVICES. Net2Phone provides PC-to-phone, PC-to-PC, and PC-to-fax calling, as well as voice e-mail. Net2Phone offers these services for free or at reduced rates. Members may use Net2Phone to cut expenses while staying in touch with their customers.

     * HEALTHAXIS.COM, AN ONLINE PROVIDER OF INDIVIDUAL AND SMALL GROUP MEDICAL AND HEALTH INSURANCE. Through our portal, members and visitors to our site may buy health insurance and receive information and services to help them choose the proper coverage.

     In addition to these specific partnerships, we have oral and written agreements related to our products and services with various other entities. These entities include, among others, individual news aggregators and media providers, newspapers, magazines, authors, speakers and national columnists, software and hardware companies, Internet companies, training companies and financial institutions.

EMPLOYEES

     As of June 30, 2000, SalesRepCentral had 18 full-time employees excluding temporary personnel and consultants including six in web design and development, five in sales, three in management, and two each in marketing and administration. We expect an increase in our officers from three to five and an increase in the number of employees from 18 to approximately 30 over the next three years. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified personnel in our industry and geographical location in the Phoenix/Scottsdale area is intense. Our future success depends on our ability to attract, retain and motivate highly skilled employees.

RISK FACTORS

     THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US, OR THAT WE CURRENTLY DEEM IMMATERIAL, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED BY ANY OF THESE RISKS; AND, THE TRADING PRICE OF OUR COMMON STOCK COULD ALSO DECLINE DUE TO ANY OF THESE RISKS.

                        WE HAVE INCURRED OPERATING LOSSES

     SalesRepCentral was incorporated in May of 1999 and has incurred losses in its initial years of operations. As of June 30, 2000 we had an accumulated deficit of approximately $1.58 million which includes depreciation and amortization and the cost and amortization of acquisition related intangibles. In addition, we currently intend to increase capital expenditures and operating expenses in order to expand lines of products and services to potential clients and customers.

  OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

     * The level of usage of the Internet in general and use of web sites in particular;
     *    General economic conditions;
     * Seasonal nature during the year of demand for our products and services;
     *    Timing of marketing expenditures to promote our products and services;
     *    The introduction of new products and services by our competitors;
     *    The addition of loss of clients and customers;
     *    Costs incurred with respect to acquisitions and investments.

     Due to all of the foregoing factors and other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

  WE MUST DEVELOP AND MAINTAIN THE AWARENESS OF OUR BRANDS TO ATTRACT CUSTOMERS

     Maintaining and strengthening our brands is critical to achieving widespread acceptance of our products and services by our clients and customers, particularly in light of the competitive nature of the market. Promoting and positioning our brand will depend largely on the success of our marketing efforts, and our ability to provide high quality services. We may find it necessary to increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients and customers. If we fail to promote and maintain our brands or incur excessive expenses in an attempt to promote and maintain our brands our business could be harmed.

             WE MAY BE LIABLE FOR OUR LINKS TO THIRD-PARTY WEB SITES

     We could be exposed to liability with respect to the third-party web sites that may be accessible through our services. These claims may allege, among other things, that by linking to web sites operated by third parties, we may be liable for copyright or trademark infringement or other unauthorized actions by third parties through these web sites. Other claims may be based on errors or false or misleading information provided by our services. Our business could be harmed due to the cost of investigating and defending these claims, even to the extent these types of claims do not result in liability.

               WE MAY FACE POTENTIAL LIABILITY FROM OUR ELECTRONIC
                   COMMERCE-RELATED ADVERTISING ARRANGEMENTS

     Some of our advertising relationships provide that we may receive payments based on the amount of goods or services purchased by consumers clicking from our services to the seller's web site. These arrangements may expose us to legal risks and uncertainties, including potential liabilities to consumers of the advertised products and services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us from all liability that may be imposed. Some of the liabilities that may result from these arrangements include:

     * Potential liabilities for illegal activities that may be conducted by the sellers;
     * Product liability or other tort claims relating to goods or services sold through third-party e-commerce sites;
     * Claims for consumer fraud and false or deceptive advertising or sales practices;
     *    Breach of contract claims relating to purchases;
     * Claims that items sold through these sites infringe third-party intellectual property rights.

     Even to the extent these types of claims do not result in material liability, investigating and defending these claims could harm our business.

         WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS
            THAT ARE COSTLY TO DEFEND AND COULD LIMIT OUR ABILITY TO
                     USE CERTAIN TECHNOLOGIES IN THE FUTURE

     Many parties are actively developing Internet-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. In addition to patent claims, third parties may assert claims against us alleging infringement of copyrights, trademark, rights, trade secret rights or other proprietary rights or alleging unfair competition.

We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of the claims, In the event that there is a determination that we have infringed on third-party proprietary rights we could incur substantial monetary liability and be prevented from using the rights in the future.

          OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH IN INTERNET USE

     We operate in a new and rapidly evolving market. Our business may be adversely affected if usage of the Internet or other online services does not continue to grow. This growth could be hindered by a number of factors including the adequacy of the Internet's infrastructure to meet increased usage demand, privacy and security concerns and the availability of cost-effective services. Any of these issues could cause the Internet's performance or level of usage to decline.

            OUR FUTURE DEPENDS ON OUR ABILITY TO ATTRACT, RETAIN AND
                       MOTIVATE HIGHLY SKILLED EMPLOYEES

     Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in the e-commerce industry is intense, particularly in Phoenix/Scottsdale where we are headquartered. Additionally, it is often more difficult to attract employees once a company's stock is publicly traded because the exercise price of equity awards such as stock options are based on the public market, which is highly volatile. We may be unable to attract, assimilate or retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, certain key employees possess marketing, technical and other expertise, which is important to the operations of our business, and if these employees leave, we may not be able to replace them with employees possessing comparable skills.

          GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE
              INTERNET COULD HINDER THE POPULARITY OF THE INTERNET

     NEW INTERNET AND PRIVACY LAWS. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, content and the characteristic and quality of products and services. For example:

     * The United States Federal government and various state governments have proposed limitations on the collections and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may result in limitations on our ability to collect and use information regarding Internet users in Europe;
     * A portion of the Telecommunications Act, which has since been ruled unconstitutional, sought to prohibit transmitting certain types of information and content over the Internet.

Moreover, it may take several years to determine the extent to which existing laws relating to issues such as property ownership, libel, and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet could harm our business.

     TAX LAWS: The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level that could impose taxes on the sale of goods and services and certain other Internet activities. Our business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulation on online commerce.

     OTHER JURISDICTIONS: Because our services are available in multiple states, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each of these states. If we file to qualify as a foreign corporation in a jurisdiction where we are required to do so, we could be subject to taxes and penalties.

     PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS COSTLY AND DIFFICULT

      We regard our intellectual property, including patents, copyrights, trademark, trade secrets, and similar intellectual property as critical to our success. We rely upon patents, trademark and copyright law, trade secret protection and confidentiality and license agreements to protect our proprietary rights. We cannot guarantee that the steps that we have taken to protect our proprietary rights will be adequate.

       FUTURE ACQUISITIONS DEPEND ON THE CONTINUED GROWTH IN INTERNET USE

     In the future, we may effect other large or small acquisitions by using stock, and this will dilute our stockholders. We may also use cash to buy companies or technologies in the future and we may need to incur additional debt to pay for these acquisitions. Acquisition financing may not be available on favorable terms or at all. In addition, we will likely be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which will have a material effect on our results of operations.

                            WE MUST MANAGE OUR GROWTH

     Our growth, recent acquisition and investments have placed a significant strain on our managerial, operational, and financial resources. In addition, we plan to continue to hire additional personnel. To manage our growth we must continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Any failure to manage our growth effectively could harm our business.

  OUR BUSINESS PROSPECTS ARE DIFFICULT TO EVALUATE BECAUSE WE ARE A NEW COMPANY

     We began operations in July of 1999 and launched our web site, SalesRepCentral, in January of 2000. Because we have a short operating history, it may be difficult for you to assess our growth and earnings potential. We have faced many of the difficulties that companies in the early stages of their development often face. These have included, among others:

     *    competition from larger, more established companies;
     *    limited financial resources;
     *    high marketing and other costs;
     * difficulty recruiting qualified employees for management and other positions;
     * developing and marketing a new product for which a market is not yet established and may never become established;
     *    delays in reaching our marketing goals;
     * challenges related to the development and coding of software to support our web site;
     *    lack of sufficient customers, revenues and cash flow.

     We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

    WE HAVE LOST MONEY, EXPECT FUTURE LOSSES, AND MAY NEVER BECOME PROFITABLE

     Due in large part to our development and start up costs, we have lost approximately $1.51 million, in the current year. It is possible that we could continue to lose money until we are able to improve our revenues and/or lower our costs. You should keep in mind that there is no assurance that we will ever generate enough revenue to cover our costs and we may never earn or sustain a profit. If we continue to lose money over an extended period of time, we may be unable to expand or to continue our business.

          WE MAY FAIL TO GAIN MARKET ACCEPTANCE OF OUR BUSINESS MODEL,
                             PRODUCTS AND SERVICES

     Our future depends on the success of our business model, products and services. Our web site is designed to provide a comprehensive "portal" of resources that meet the daily needs of members of the sales community including professional sales representatives, sales managers and corporate executives, and to provide a meeting place and commerce site dedicated to the sales community. This business model is new and unproven and there is no guarantee that members of the sales community will be interested in such a service, will visit our web site or purchase any products or services. If the market does not accept our business model, products and services, our revenues and earnings will not grow and we may never become profitable. It is difficult to predict the future growth of our business and the size of the market for our products and services because the market is new and evolving.

  OUR FUTURE REVENUE AND OPERATING RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE

     Our short operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others:

     *    Internet growth;
     *    demand for our services;
     * our ability to develop and introduce new products and services in response to changing market conditions and customer preferences;
     * the amount and timing of operating costs and capital expenditures relating to the growth of our business;
     * the announcement or introduction of new or enhanced products or services by our competitors;
     *    technical difficulties with customers' use of our web site or service;
     *    interruptions;
     *    changes in general economic or industry conditions.

     Period-to-period comparisons of our operating results are not a good indication of our future performance. It is likely that our operating results in some periods will fall short of market expectations. If this occurs, the price of our stock may fall.

       WE MAY NEED ADDITIONAL FINANCING, WHICH MAY OR MAY NOT BE AVAILABLE

     We anticipate that we can meet future cash needs with improved product and advertising sales, sponsorship and partner revenues, services revenue, the sale of equity securities and/or debt financing. There is no guarantee, however, that we will be able to meet our cash requirements from these sources. If our capital requirements or cash flow vary significantly from our current estimates or if unforeseen circumstances occur, we may require additional financing sooner than we currently anticipate. Our failure to raise these funds may:

     *    restrict our growth;
     * limit our development of new products or services or improvements to existing products and services;
     *    limit our ability to take advantage of future opportunities;
     *    lessen  our  ability  to  compete;
     *    limit our ability to continue operations.

     There is no assurance that additional financing will be available, if needed, or that it will be available on attractive terms. In addition, any sale of equity securities may involve substantial dilution to our then-existing shareholders. Rising interest rates could increase the costs of any debt financing.

                       WE MAY FACE SIGNIFICANT COMPETITION

     Competition from other sales-related software, service or web companies is significant and we expect it to grow as vertical web marketing trends grow. Our customers' needs and the technology available to meet those needs are constantly changing. Therefore, we must be able to respond to these changes to be competitive. Our competitors may have a longer operating history, larger customer base and greater financial, marketing and other resources than we have. This may make it easier for them to respond more quickly to new or changing opportunities, technologies or customer needs. Our competitors may also develop products and services that are better than ours or that achieve greater market acceptance. We may never be able to capture and maintain the market share necessary for growth and profitability and there is no guarantee that we will be able to compete successfully against current or future competitors.

              WE MAY BE UNABLE TO OBTAIN PRODUCTS FROM OUR VENDORS

     We rely on the sale of certain merchandise and products on our web site for a portion of our total revenues. Although we will take steps to try to ensure that these products are available, there is no guarantee that the products will be available from manufacturers or distributors when needed. If certain products become unavailable or if we are unable to obtain sufficient amounts of products to meet customer demand, our business, operating results and financial condition could be harmed.

                WE MAY NEED TO FIND ALTERNATIVE SERVICE PROVIDERS

     We have developed alliances and partnerships with various companies. These companies provide technology, software, information, access and other services that improve and add to the products and services we are able to offer. If any of these companies end their relationship with us, we would need to find an alternative source for the products and/or services they provided. If we are unable to find another source or one that is comparable, the content and quality of the products and services we offer could suffer. If this occurs, our business, operating results and financial condition could be harmed.

    WE DO NOT HAVE POLICIES OR PROCEDURES FOR RESOLVING CONFLICTS OF INTEREST

     One of our officers, directors, and largest shareholders, Mr. Ralph Massetti, is also a director of Regency Group Ltd. Mr. Massetti devotes roughly 5% of his time to Regency Group Ltd., for whom he provides limited consulting services, and the balance of his time to us. We have not established any polices or procedures for resolving current or potential conflicts of interest between sales reported and our management or management-affiliated entities. There is no guarantee that Mr. Massetti will resolve any conflicts of interest in our favor.

       ONE OF OUR OFFICERS AND DIRECTORS CONTROLS 59% OF OUR COMMON STOCK

     As of June 30, 2000, Mr. Ralph Massetti owned approximately 59% of our outstanding common stock. Mr. Massetti would be able to significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without his support.

           WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE

     We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

 OUR SUCCESS WILL DEPEND ON OUR ABILITY TO KEEP PACE WITH ADVANCES IN TECHNOLOGY

     To be successful, we must be able to adapt to rapidly changing Internet technologies by continually enhancing our products and services and introducing new services to meet our customers' changing needs. If we need to modify our products and services, we could incur significant costs. If we are unable to adapt, our existing web site, services and technology could become obsolete and our customers may switch to the products and services of our competitors. Higher costs, fewer customers and lower revenues could negatively affect our business, results of operation and financial condition.

          OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET

     Our future success depends in part on the continued growth of the Internet. Rapid growth in the use of, and interest in the Internet is a recent phenomenon and it may not continue. Our business could be harmed if any of the following occur:

     * the use of the Internet does not continue to grow or grows slower than expected;
     * the Internet's infrastructure does not effectively support the growth that may occur; and
     * the performance and reliability of the Internet suffers as usage grows.

        GOVERNMENT REGULATION MAY AFFECT HOW WE DO BUSINESS IN THE FUTURE

     Due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted covering issues such as user privacy, taxation of goods and services provided on the Internet, intellectual property, content and quality of goods and services, and information security. These laws and regulations could decrease the growth of the Internet and the demand for our products and services and could increase our costs. The applicability of existing laws to the Internet is also uncertain.

       WE MAY BE UNABLE TO PROTECT OUR TRADEMARKS AND PROPRIETARY RIGHTS

     Our ability to compete depends on our systems and technology. We have no patents or registered trademarks. Although we have taken steps to protect our proprietary rights and intellectual assets, unauthorized parties may attempt to copy aspects of our services or obtain and use information we consider proprietary. Policing the unauthorized use of our proprietary rights is difficult. We cannot guarantee that no harm or threat will be made to our intellectual property. The misappropriation of our intellectual property or potential litigation to enforce our rights could increase our costs and harm our business.

       WE MAY UNINTENTIONALLY INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS

     We may be subject to claims alleging that we have infringed on the proprietary rights of others. These claims could result in significant damages. Even if any of these claims ultimately prove to be without merit, the time and costs associated with defending such claims could harm our business.

                      OUR ONLINE SECURITY MEASURES MAY FAIL

     Our relationships with our customers and our business may be negatively affected if the security measures we use to protect the privacy of personal or confidential information do not work. Our computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptions. Someone who is able to get around our security measures could also misappropriate our proprietary information. We may need to incur significant costs to protect against security breaches or to resolve problems caused by any breaches. There is no guarantee that we will be able to prevent any security breach, and our failure to do so could harm our reputation, operations and financial condition.

   WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES OR KEY PERSONNEL

     Our future success depends on our ability to find, hire, train, motivate and keep highly qualified technical, managerial and other personnel. The competition for qualified employees is high and we may be unable to attract, assimilate, motivate and keep the personnel we need. This could have a negative affect on our business, operating results and financial condition.

     We rely heavily on the performance of our executive officers and key technical and graphic employees. We do not have employment agreements or "key person" life insurance policies on any of our officers or other employees. If we lose the services of any of our executive officers or key employees, it could harm our business.

                         OUR STOCK PRICE MAY BE VOLATILE

     The stock market in general, and the stock prices of technology and Internet-related companies in particular, have experienced dramatic fluctuations that have often been unrelated to the operating performance of any particular company or companies. In addition, small company stock prices have tended to be volatile due to their less certain growth prospects, the lower degree of liquidity in the markets for such stock, and the greater sensitivity of small companies to changing economic conditions. These market fluctuations could cause the price of our stock to go down regardless of our actual operating performance, and you could lose all or a part of your investment.

       FUTURE SALES OF COMMON STOCK COULD CAUSE OUR STOCK PRICE TO GO DOWN

     The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. These sales may make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate.

     As of  June  15,  2000,  10,282,761  shares  of  our  common  stock  may be considered "restricted securities" and may only be sold pursuant to a registration statement, in compliance with Rule 144 of the Securities Act of 1933, as amended, or pursuant to another exemption from registration. Many of these shares will be eligible for sale in the public market by the end of 2000 or in early 2001.

           THERE ARE RULES FOR LOW-PRICED STOCKS THAT MAY AFFECT YOUR
                         ABILITY TO RE-SELL YOUR SHARES

     Our common stock is currently considered "penny stock" under federal securities laws. Penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our shares to certain investors. These rules may affect the ability of broker-dealers to make a market in or trade our shares. This, in turn, may affect your ability to resell those shares in the public market.

         WE MAY INCUR SUBSTANTIAL COSTS UNDER OUR INDEMNIFICATION POLICY

     Under certain circumstances, we may indemnify (secure against loss or damages) our officers, directors and agents against attorney's fees and other expenses they incur and judgments against them in any litigation that are due to their association with us or activities on our behalf. We may also incur the expenses of such litigation or of any of our officers, directors, employees or agents if they promise to repay the expenses should it later be determined that they are not entitled to indemnification. We may incur substantial costs under this policy, which we may be unable to recover even if entitled to do so.

           WE EXCLUDE CERTAIN LIABILITIES ON THE PART OF OUR DIRECTORS

     We exclude personal liability on the part of our directors for monetary damages for breach of fiduciary duty, except in certain cases. This means we will have a more limited right of action against our directors than we would otherwise have. This will not, however, affect the liability of any director under federal or applicable state securities laws.

ITEM 2. PROPERTY

     SalesRepCentral's corporate offices are headquartered in facilities consisting of approximately 6,300 square feet in Scottsdale, Arizona which we occupy under a 1-year sublease. Our headquarters facilities include general office and warehouse buildings that were constructed during 1999. We believe that the current facilities will be adequate to accommodate our growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     SalesRepCentral was not involved in any legal proceedings during the period covered by this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS (NONE NOTED)

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                    MARKET FOR THE REGISTRANT'S COMMON EQUITY

     SalesRepCentral's common stock trades on the OTC bulletin board under the symbol "SREP." The following table sets forth, on a per share basis, the high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ National Market. The market represented by the OTC bulletin board is extremely limited and the price for our common stock quoted on the OTC bulletin board is not necessarily a reliable indication of the value of our common stock. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions

                                                        HIGH             LOW
                                                        ----             ---
FISCAL YEAR ENDED JUNE 30, 2000 (1)
   Quarter ended September 30, 1999..................   (2)              (2)
   Quarter ended December 31, 1999...................  9.625            2.250
   Quarter ended March 30, 1999......................  9.750            3.687
   Quarter ended June 30, 2000.......................  4.500             .7810

----------
(1) SalesRepCentral commenced operations in May of 1999
(2) No trading data available

     As of June 30, 2000 there were 116 stockholders of record. We have never declared or paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in our business, and therefore we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

     PENNY STOCK

     The Securities and Exchange Commission has adopted Rule 15g-9 which established the definition of a "penny stock," for the purposes relevant to The Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

(i) obtain financial information and investment experience objectives of the person; and

(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     OUTSTANDING RESTRICTED STOCK

     10,282,761 outstanding shares of common stock are restricted securities within the meaning of Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemption from registration offered by Rule 144. In general, under Rule 144, as currently in effect, a person who has beneficially owned restricted shares for at least one year, including a person who may be deemed to be our affiliate, may sell within any three-month period a number of shares of common stock that does not exceed a specified maximum number of shares. This maximum is equal to the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume in the common stock during the four calendar weeks immediately preceding the sale. Sales under Rule 144 are also subject to restrictions relating to manner of sale, notice and availability of current public information about us. In addition, under Rule 144(k) of the Securities Act, a person who is not our affiliate, has not been an affiliate of ours within three months prior to the sale and has beneficially owned shares for at least two years would be entitled to sell such shares immediately without regard to volume limitations, manner of sale provisions, notice or other requirements of Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE  FOLLOWING  DISCUSSION  AND  ANALYSIS OF OUR  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN ITEM 8 OF THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE PREVIOUSLY DESCRIBED UNDER THE CAPTION "RISK FACTORS" IN " ITEM 1. BUSINESS" ABOVE. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THIS ANNUAL REPORT.

OVERVIEW

     SalesRepCentral, a Nevada corporation (SalesRepCentral) incorporated in May of 1999, is an early growth stage company and plans to be the Internet's leading on-line sales community, targeting professional sales representatives, corporate executives and business managers/owners. The Company provides and maintains a comprehensive Internet portal designed to meet the daily needs of the sales professionals and to provide a meeting place dedicated to their field of expertise.

     SalesRepCentral's web-site features 11 content "channels" offering exclusive products and services that also provide "value-added" features allowing the sales-professional to perform his job more effectively. Visitors to our web-site will find comprehensive content developed specifically for the sales-professional combining education, sales tools & resources, services and strategic partnerships in one easy-to-use location. Other features of our Internet-site include employment and job-placement, a full-service travel agency, leasing and lending services and sales leads. Our web-site also provides banner advertising, promotional spotlights and channel sponsorships.

     We have a limited operating history on which to base an evaluation of our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks we must establish, maintain and expand our customer base, implement and successfully execute our business and marketing strategy, provide superior customer service, anticipate and respond to competitive developments and attract, retain and motivate qualified personnel. We cannot assure that we will be successful in addressing these risks, and our failure to do so could have a negative impact on our business, operating results and financial condition.

RECENT EVENTS:

     MERGER OF VAN AMERICAN CAPITAL, LIMITED

     In October of 1999, SalesRepCentral merged its operations with Van American Capital, Ltd. Ralph Massetti, President, Chief Executive Officer and Director of SalesRepCentral received 8,898,750 shares of The Company in the merger based on his majority ownership position in SalesRepCentral prior to the merger.

     AMENDED AND RESTATED ARTICLES OF INCORPORATION

     In conjunction with the filing of SalesRepCentral's registration statement, we Amended and Restated our Articles of Incorporation to authorize the issuance of 24,200,000 shares of common stock, $.001 par value per share and 10,000,000 shares of preferred stock, $.001 par value per share.

     PRIVATE STOCK PLACEMENT

     In November 1999, The Company offered and sold 468,000 shares of common stock for $468,000. This offering was not accompanied by general advertisement or general solicitation. The Company relied on Rule 505 of Regulation D as the basis of exemption from registration, as identified on the Form D filed with Commission.

     FILING OF SB-2 AND REGISTRATION OF SECURITIES FOR SALE TO THE PUBLIC

     On June 23, 2000, SalesRepCentral filed Form SB-2 with the Securities and Exchange Commission in conjunction with its proposed sale of 17,000,000 shares of common stock to the public.

     ISSUANCE OF PREFERRED STOCK

     There are 14,525 shares of preferred stock currently outstanding held by 3 shareholders of record. Each preferred share will automatically convert to 1,000 shares of common stock of SalesRepCentral on October 12, 2001. The shares of common stock to be issued upon the conversion of the preferred stock may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemption from registration offered by Rule 144.

     ISSUANCE OF WARRANTS

     The Company issued warrants for 648,000 shares of common stock, at an initial exercise price of $1.88 per share, to Swartz Private Equity in connection with the Investment Agreement of June 9, 2000. The warrants are subject to a provision which resets the exercise price at the lowest closing price of SalesRepCentral's common stock for the five trading days ending on each six-month anniversary of the date of issuance of the warrants. Additional warrants exercisable for common stock are issuable to Swartz Private Equity under the Investment Agreement. None of the warrants have been exercised to date.

     INVESTMENT AGREEMENT

     On June 9, 2000, SalesRepCentral entered into an Investment Agreement with Swartz Private Equity, LLC. The Investment Agreement entitles us to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three-year period following the effective date of our registration statement on Form SB-2. This is also referred to as a put right.

     PUT RIGHTS. In order to invoke a put right, we must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty business days' advance notice to Swartz of the date on which we intend to exercise a particular put right, and we must indicate the number of shares of common stock we intend to sell to Swartz. At our option, we may also designate a maximum dollar amount of common stock (not to exceed $2 million) which we will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of common shares sold to Swartz may not exceed 15% of the aggregate daily reported trading volume, excluding block trades of the greater of 20,000 shares of common stock or $50,000 worth of common stock, during a period which begins on the business day immediately following the day we invoked the put right and ends on and includes the day which is twenty business days after the date we invoked the put right.

     Swartz will pay us the market price minus a $.10 discount or 92% of the market price for each share of common stock under the put, whichever is less. Market price is defined as the lowest intra-day trade price for the common stock during the applicable pricing period which consists of the twenty business-day period following the date notice of the put which was provided to Swartz. However, the market price may not be less than the designated minimum per share price, if any, that we indicated in our notice.

     WARRANTS. Within five business days after the end of each pricing period, we are required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price which will initially equal 115% of the market price for the applicable put. The warrants will have semi-annual reset provisions. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

     LIMITATIONS AND CONDITIONS PRECEDENT TO OUR PUT RIGHTS. Swartz is not required to acquire and pay for any common shares with respect to any particular put for which:

     * we have announced or implemented a stock split or combination of our common stock;
     * we have paid a common stock dividend or set a record date for the payment of a dividend;
     * we have made a distribution of our common stock or of all or any portion of our assets between the put notice date and the date the particular put closes;
     * we have announced or consummated a major transaction (including a transaction which constitutes a change of control) between the advance put notice date and the end of the pricing period for that put.

     SHORT SALES. Swartz and its affiliates are prohibited from engaging in short sales of our common stock unless they have received a put notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the put notice.

     CANCELLATION OF PUTS. We must cancel a particular put if, between the date of the advance put notice and the last day of the pricing period:

     *    we  discover  an  undisclosed   material  fact  relevant  to
          Swartz's investment decision;
     * the registration statement registering resales of the common shares becomes ineffective;
     *    shares are delisted from the then primary exchange.

     However, the put will remain in effect for the number of shares specified in the put notice for the shortened pricing period which will end on the day prior to the date of delivery of the put cancellation notice.

     SHAREHOLDER APPROVAL. We may currently issue more than 20% of our outstanding shares. If we become listed on the Nasdaq Small Cap Market or Nasdaq National Market, then we must get shareholder approval to issue more than 20% of our outstanding shares. Since we are currently a bulletin board company, we do not need shareholder approval.

     TERMINATION OF INVESTMENT AGREEMENT. We may also terminate our right to initiate further puts or terminate the Investment Agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations we have concerning the Investment Agreement or any related agreement.

     RESTRICTIVE   COVENANTS.   During  the  term  of  the  Investment
     Agreement and for a period of one year thereafter, we are prohibited from certain transactions. These include the issuance of any debt or equity securities in a private transaction which are convertible or exercisable into shares of common stock and the issuance of certain other equity securities. We are also prohibited from entering into any private equity line type agreements similar to the Investment Agreement without obtaining Swartz's prior written approval.

     RIGHT OF FIRST REFUSAL. Swartz has a right of first refusal to purchase any equity securities or convertible debt securities offered by us in any private transaction which closes on or prior to one year after the termination of the investment agreement.

     SWARTZ'S RIGHT OF INDEMNIFICATION. We are obligated to indemnify Swartz (including their shareholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches we made in connection with the Investment Agreement, our registration rights agreement, other related agreements, or the registration statement.

RESULTS OF OPERATIONS:

     REVENUES

     Total revenues equaled $51,570 for the fiscal year and coincide with continued development and use of SalesRepCentral's Internet portal. This figure represents approximately two months of operational activity and is attributable to the sale of retail items only.

     COST OF SALES

     Our cost-of-sales equaled $84,427 for the fiscal year and represents the cost to SalesRepCentral of the retail items sold on its web site.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total General and Administrative expense increased to $1,026,907 over the prior year. The increase is attributable to the commencement of our operating activities in the current year. Total General and Administrative expense for the period ending June 30, 2000 was $1,101,232 and was primarily attributable to the following factors in the proportions indicated:

     *    Approximately   $330K  or  30%   related   to   advertising,
          promotional and marketing expenses.
     *    Approximately $50K or 5% related to licensing fees.
     *    Approximately $249K or 23% related to salaries and benefits.
     *    Approximately   $122K  or  11%  related  to  consulting  and
          professional fees.
     *    Approximately $81K or 7% related to facilities rent.
     *    Approximately $34K or 3% related to travel expenses.

     RESEARCH AND DEVELOPMENT COSTS

     Our research and development costs represent those costs incurred for which technological feasibility has not been achieved and which has no alternative future use. These costs are charged to operations as incurred and totaled approximately $376K which consisted of consulting fees, salaries and employee benefits and software costs incurred to develop our Internet portal.

     NET LOSS

     Our net losses for the years ended June 31, 2000 and 1999 were $1,509,753 and $74,325 respectively. The net loss in 2000 was due predominantly to SalesRepCentral not commencing our sales operations until the 4th quarter of the fiscal year as well as management's decision to expense certain other costs and expenses that could have been deferred and amortized over a longer period of time. SalesRepCentral's future net loss or income will depend upon our future revenues and the costs and expenses required to generate those revenues.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through a combination of private and public sales of equity. At June 30, 2000, our principal source of liquidity was approximately $83K in cash and cash equivalents compared with approximately $66K in cash and cash equivalents at June 30, 1999. We believe that we have the financial resources and sales activity needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

     OPERATING ACTIVITIES

     Net cash used by operating activities increased $1,356,799 over the prior year while the net loss increased from $74,325 to $1,509,753, an increase of $1,435,428. Charges to operations that do not require the use of cash include $244,022, which is comprised of our issuance of stock in-lieu of payment for services as well as depreciation expense and an increase in accounts payable and accrued expenses. We also loaned funds totaling $100,584 to certain related parties, which decreased the amount of operating capital on hand during the year.

     INVESTING ACTIVITIES

     Net cash used by investing activities increased $113,915 over the prior year. The majority of this amount is comprised of $100,641 of property and equipment purchased during the year by us.

     FINANCING ACTIVITIES

     Net cash provided by financing activities increased $1,402,355 over the prior year. During the year ended June 30, 2000, SalesRepCentral offered common stock for sale to the public generating approximately $1,506,000 in cash proceeds. The cash was used primarily for operating purposes in the current year.

ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
SalesRepCentral.com, Inc.


We have audited the accompanying balance sheets of SalesRepCentral.com, Inc. as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 2000, and for the period from the date of inception (May 12, 1999) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SalesRepCentral.com, Inc. as of June 30, 2000 and 1999, and the results of its operations, changes in stockholders' equity, and its cash flows for the year ended June 30, 2000 and for the period from the date of inception (May 12, 1999), through June 30, 1999, in conformity with generally accepted accounting principles.


Certified Public Accountants                           /s/ Semple & Cooper, LLP

Phoenix, Arizona
October 9, 2000

                           SALES REPCENTRAL.COM, INC.
                                 BALANCE SHEETS
                             June 30, 2000 and 1999

                                                               2000            1999
                                                           -----------      -----------
                                     ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)                       $    62,631      $    65,535
  Due from related parties (Note 3)                            100,584               --
  Inventory (Note 1)                                            12,075               --
  Other current assets                                          12,312            6,084
                                                           -----------      -----------

         TOTAL CURRENT ASSETS                                  187,602           71,619
                                                           -----------      -----------

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 2)                    116,150            6,646

OTHER ASSETS:
  Certificate of deposit (Note 7)                               20,000               --
                                                           -----------      -----------

         TOTAL ASSETS                                      $   323,752      $    78,265
                                                           ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                                 $   125,955      $    32,590
  Note payable - current portion (Note 6)                        8,091               --
  Accrued liabilities                                           20,730               --
                                                           -----------      -----------

         TOTAL CURRENT LIABILITIES                             154,776           32,590

LONG-TERM LIABILITIES:
   Note payable-long-term portion (Note 6)                       9,943               --
                                                           -----------      -----------

          TOTAL LIABILITIES                                    164,719           32,590
                                                           -----------      -----------

COMMITMENTS: (NOTE 5)                                               --               --

STOCKHOLDERS' EQUITY: (NOTE 8)
  Preferred Stock                                                   15               15
  Common stock                                                  15,117            9,798
  Additional paid-in capital                                 1,727,979        1,240,187
  Accumulated deficit                                       (1,584,078)         (74,325)
                                                           -----------      -----------
                                                               159,033        1,175,675

  Less: subscription receivable                                     --       (1,130,000)
                                                           -----------      -----------

         TOTAL STOCKHOLDERS' EQUITY                            159,033           45,675
                                                           -----------      -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   323,752      $    78,265
                                                           ===========      ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JUNE 30, 2000, AND
                   FOR THE PERIOD FROM THE DATE OF INCEPTION,
                       MAY 18, 1999 THROUGH JUNE 30, 1999


                                                   2000                1999
                                               ------------        ------------

REVENUES                                       $     51,570        $         --

COST OF REVENUES                                     84,427                  --
                                               ------------        ------------

GROSS LOSS                                          (32,857)                 --

GENERAL AND ADMINISTRATIVE EXPENSES               1,100,771              74,325

RESEARCH AND DEVELOPMENT COSTS                      375,664                  --
                                               ------------        ------------
LOSS FROM OPERATIONS                             (1,509,292)                 --

OTHER EXPENSES & INTEREST EXPENSE                      (461)                 --
                                               ------------        ------------

NET LOSS                                       $ (1,509,753)       $    (74,325)
                                               ============        ============

BASIC LOSS PER COMMON SHARE                    $      (0.12)       $      (0.01)
                                               ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING              12,164,605           5,659,091
                                               ============        ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2000, AND
                   FOR THE PERIOD FROM THE DATE OF INCEPTION,
                       MAY 12, 1999 THROUGH JUNE 30, 1999


                               PREFERRED           COMMON            ADDITIONAL                    STOCK
                            ---------------    -----------------      PAID IN                   SUBSCRIPTION   ACCUMULATED
                            SHARES   AMOUNT    SHARES     AMOUNT      CAPITAL      RECEIVABLE     DEFICIT        TOTAL
                            ------   ------    ------     ------      -------      ----------     -------        -----
Balance at inception,
 May 12, 1999                   --    $ --           --   $    --   $        --   $        --   $        --   $        --

 Issuance of common stock
  for for services          14,000      14    9,444,000     9,444        10,542            --            --        20,000

 Sale of stock                 525       1      354,150       354     1,229,645    (1,130,000)           --       100,000

 Net loss                       --      --           --        --            --            --       (74,325)      (74,325)
                            ------    ----   ----------   -------   -----------   -----------   -----------   -----------

Balance at June 30, 1999    14,525      15    9,798,150     9,798     1,240,187    (1,130,000)      (74,325)       45,675

 Reverse merger with Van
  American Capital, Ltd.        --      --    4,826,251     4,826        (4,826)           --            --            --

 Sale of common stock           --      --      376,000       376       375,624            --       376,000            --

 Collection of stock
  subscription receivable       --      --           --        --            --     1,130,000            --     1,130,000

 Issuance of common stock
  for services                  --      --      117,111       117       116,994            --            --       117,111

 Net loss                       --      --           --        --            --            --    (1,509,753)   (1,509,753)
                            ------    ----   ----------   -------   -----------   -----------   -----------   -----------

Balance at June 30, 2000    14,525    $ 15   15,117,512   $15,117   $ 1,727,979   $        --   $(1,584,078)  $   159,033
                            ======    ====   ==========   =======   ===========   ===========   ===========   ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED JUNE 30, 2000, AND
                   FOR THE PERIOD FROM THE DATE OF INCEPTION,
                       MAY 12, 1999 THROUGH JUNE 30, 1999

                                                            2000             1999
                                                         -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                $(1,509,753)     $   (74,325)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                                12,816               --
  Stock issued for services                                  117,111           20,000
 Changes in Assets and Liabilities:
  Inventory                                                  (12,075)              --
  Due from related parties                                  (100,584)              --
  Other current assets                                        (6,228)          (6,084)
  Accounts payable - trade                                    93,365           32,590
  Accrued liabilities                                         20,730               --
                                                         -----------      -----------
        NET CASH USED BY OPERATING ACTIVITIES             (1,384,618)         (27,819)
                                                         -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                         (100,641)          (6,646)
 Purchase of certificate of deposit                          (20,000)              --
                                                         -----------      -----------
        NET CASH USED BY INVESTING ACTIVITIES               (120,641)          (6,646)
                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of debt                                            (3,645)              --
 Proceeds from stock transactions                          1,506,000          100,000
                                                         -----------      -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES          1,502,355          100,000
                                                         -----------      -----------

Net change in cash and cash equivalents                       (2,904)          65,535

Cash and cash equivalents at beginning of the period          65,535               --
                                                         -----------      -----------

Cash and cash equivalents at end of the period           $    62,631      $    65,535
                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                           $      (461)     $        --
                                                         ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Common stock issued for services                        $   117,111      $    20,000
                                                         ===========      ===========
 Equipment purchased through note payable                $    21,679      $        --
                                                         ===========      ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================


                                     NOTE 1
--------------------------------------------------------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
                   NATURE OF OPERATIONS AND USE OF ESTIMATES:
--------------------------------------------------------------------------------

NATURE OF OPERATIONS:

SalesRepCentral.com, Inc. (the "Company"), is a Nevada corporation formed on May 18, 1999. The principal business purpose of the Company is to be the Internet's leading on-line site providing services for sales representatives. The site targets professional sales representatives, corporate executives and business managers/owners to meet their needs for discussion groups, promotional and motivational items, communication and message boards, scheduling and travel services, and a host of other items.

REVERSE MERGER:

On October 12, 1999, Van American Capital, Ltd. acquired all of the outstanding common stock of SalesRepCentral.com, Inc. in a transaction accounted for as a recapitalization. Under the terms of the exchange agreement the stockholder's of SalesRepCentral.com, Inc. received 67% of the outstanding common stock of Van American Capital, Ltd. in exchange for 100% of the stock of SalesRepCentral.com, Inc. The accompanying financial statements represent the operating activity of SalesRepCentral.com, Inc. for all periods presented.

Van American Capital, Ltd. was incorporated in Nevada on July 23, 1998 and had no operating activity prior to the time of the exchange on October 12, 1999. As such, the exchange has been accounted for as a recapitalization. The effect of the recapitalization has been presented retroactively. As a result of the reverse merger, the corporate entity, SalesRepCentral.com, Inc. seased to exist and Van American Capital Ltd. changed their name to SalesRepCentral.com, Inc.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

INVENTORY:

Inventory, consisting primarily of electronic equipment and other miscellaneous goods, is stated at the lower of cost or market. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provisions for damaged or obsolete inventory has been included in the accompanying financial statements.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average life of the assets are five years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating future cash flows. Property and equipment costs are expensed when determined to be not realizable.

                            SALESREPCENTRAL.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                     NOTE 1
--------------------------------------------------------------------------------
                  Summary of Significant Accounting Policies,
             Nature of Operations and Use of Estimates: (Continued)
--------------------------------------------------------------------------------

INCOME TAXES:

Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET LOSS PER SHARE:

Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the outstanding options and convertible preferred stock at June 30, 2000 of 648,000 and 14,525,000, respectively, have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive. In addition, as the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements.

START-UP COSTS:

During the year ended June 30, 2000, the Company paid $50,000 for a license with the Airline Regulatory Commission. The expenditures was written off as an operating expense as they relate to start-up cost for the year then ended.

ADVERTISING EXPENSE:

The Company charges advertising costs to operations when incurred. Advertising expense totaled $223,627 and $0 for the periods ended June 30, 2000 and 1999, respectively.

                                     NOTE 2
--------------------------------------------------------------------------------
                             PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------

Property and equipment consists of the following at June 30, 2000 and 1999:

                                                  2000          1999
                                               ---------      ---------

         Computers and  equipment              $  42,783      $      --
         Furniture and fixtures                   44,504          6,646
         Vehicles                                 41,679             --
                                               ---------      ---------
                                                 128,966      $   6,646
         Less: accumulated depreciation          (12,816)            --
                                               ---------      ---------

                                               $ 116,150      $   6,646
                                               =========      =========

                            SALESREPCENTRAL.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                     NOTE 3
--------------------------------------------------------------------------------
                           RELATED PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

Depreciation expense for the year-ended June 30, 2000 and for the period from the date of inception, May 18, 1999, through June 30, 1999, was $12,816 and $0, respectively.

DUE FROM RELATED PARTIES:

As of June 30, 2000, the Company has receivables due from shareholders in the amount of $100,584. The receivables are considered short-term in nature, non-interest bearing, and are unsecured.

                                     NOTE 4
--------------------------------------------------------------------------------
                                  INCOME TAXES:
--------------------------------------------------------------------------------

As of June 30, 2000, and 1999, long-term deferred tax assets (liabilities) consist of the following:

                                                     2000           1999
                                                  ---------       --------

         Net operating loss carryforwards         $ 481,900       $ 23,200
         Depreciation                                (1,700)             -
                                                  ---------       --------
                                                    480,200         23,200
         Less: valuation allowance                 (480,200)       (23,200)
                                                  ---------       --------

                                                  $      --       $     --
                                                  =========       ========

The Company has established a valuation allowance equal to the full amount of the net deferred tax asset, due to the uncertainty of the utilization of the net operating loss carryforwards.

At June 30, 2000, the Company has federal and state net operating loss carryforwards in the approximate amount of $1,584,000 available to offset future taxable income through 2020 and 2005, respectively.

                                     NOTE 5
--------------------------------------------------------------------------------
                                  COMMITMENTS:
--------------------------------------------------------------------------------

The Company currently leases office space in Scottsdale, Arizona under a non-cancelable operating lease agreement, which expires in January 2001. For the year ended June 30, 2000, expense under the aforementioned non-cancelable operating lease agreement was approximately $38,000.

The Company has future minimum lease payments due under the operating lease agreement in the amount of $52,861 for the year ended June 30, 2001.

                            SALESREPCENTRAL.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                     NOTE 6
--------------------------------------------------------------------------------
                                 NOTES PAYABLE:
--------------------------------------------------------------------------------

The note payable at June 30, 2000 consisted of a 3.9% note payable to Ford Motor Credit with 36 monthly payments of $602; including principal and interest; due in full, November, 2002, collateralized by a vehicle. Total outstanding principal balance at June 30, 2000 is $18,034.

A schedule of future minimum principal payments due on the above note payable as of June 30, 2000, is as follows:

                 YEAR ENDING
                   JUNE 30,                      AMOUNT
                   --------                      ------

                     2001                       $ 8,091
                     2002                         6,961
                     2003                         2,982
                                                -------
                                                $18,034
                                                =======

                                     NOTE 7
--------------------------------------------------------------------------------
                             CERTIFICATE OF DEPOSIT:
--------------------------------------------------------------------------------

The Company, under the terms of the Airline Regulatory Commission, (ARC) has agreed to maintain a balance of $20,000 in a certificate of deposit. The current agreement provides for the deposit to remain in place for approximately two years, at which time the requirements will be reviewed.

                                     NOTE 8
--------------------------------------------------------------------------------
                              STOCKHOLDERS' EQUITY:
--------------------------------------------------------------------------------

PREFERRED STOCK:

The Company has 10,000,000 shares authorized of $.001 par value convertible preferred stock. As of June 30, 2000 and 1999, there were 14,525 and 14,525, shares issued and outstanding, respectively. The preferred stock is convertible into 1,000 shares of common stock as of October 12, 2002. The stock is non-voting, and has no dividend preference stated.

COMMON STOCK:

As of June 30, 2000 and 1999, the Company had 24,200,000 of $.001 par value common shares authorized. As of June 30, 2000 and 1999, there were 15,117,512 and 9,798,150 shares issued and outstanding, respectively.

PENDING ISSUANCE:

On May 3, 2000, the Company entered into an Investment Agreement with an underwriter, Swartz Private Equity, LLC., for the sale of additional common stock. The Investment Agreement entitles the Company to issue and sell our common stock for up to an aggregate of $30 million from time to time during a three-year period following the effective date of this registration statement. This is also referred to as a put right.

                            SALESREPCENTRAL.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                     NOTE 8
--------------------------------------------------------------------------------
                        STOCKHOLDERS' EQUITY: (CONTINUED)
--------------------------------------------------------------------------------

Put Rights:

In order to invoke a put right, we must have an effective registration statement on file with the SEC registering the resale of the common shares which may be issued as a consequence of the invocation of that put right. Additionally, we must give at least ten but not more than twenty business days' advance notice to Swartz of the date on which we intend to exercise a particular put right, and we must indicate the number of shares of common stock we intend to sell to Swartz. At our option, we may also designate a maximum dollar amount of common stock (not to exceed $2 million) which we will sell to Swartz during the put and/or a minimum purchase price per common share at which Swartz may purchase shares during the put. The number of common shares sold to Swartz may not exceed 15% of the aggregate daily reported trading volume, excluding block trades of the greater of 20,000 shares of common stock or $50,000 worth of common stock, during a period which begins on the business day immediately following the day we invoked the put right and ends on and includes the day which is twenty business days after the date we invoked the put right and may not exceed 15% of the aggregate daily reported trading volume, excluding block trades of the greater of 20,000 shares of common stock or $50,000 worth of common stock, for the 20 business days immediately preceding the day we invoked the put right.

Swartz will pay us the market price minus a $.10 discount or 92% of the market price for each share of common stock under the put, whichever is less. Market price is defined as the lowest intra-day trade price for the common stock during the applicable pricing period which consists of the twenty business-day period following the date of the put which was provided to Swartz. However, the market price may not be less than the designated minimum per share price, if any, that we indicated in our notice.

Warrants:

Within five business days after the end of each pricing period, we are required to issue and deliver to Swartz a warrant to purchase a number of shares of common stock equal to 10% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price which will initially equal 115% of the market price for the applicable put. The warrants will have semi-annual reset provisions. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

Status:

As of June 30, 2000, there are no put rights or warrants exercised or issued under the terms of the agreement.

Commitment Warrants:

To induce Swartz Private Equity, LLC. to enter into the investment agreement, they granted on June 23, 2000, an aggregate of 648,000 common stock warrants, exercisable at $1.88 per share, reset every six months to the lower of the date of issuance or the lowest closing price of the Company's common stock for the five (5) trading days prior to the six month ending. The warrants are exercisable through June, 2005. As of June 30, 2000, none of the warrants have been exercised.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 25, 2000 SalesRepCentral's Board of Directors approved a change of accountants. The Company replaced Barry Friedman as its independent accountant and engaged Semple & Cooper, LLP. During the audited period from inception and ending August 31, 1999 and through the subsequent interim period ending September 15, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant, would have caused him to make reference to the subject matter of the disagreements in connection with his report. The accountants report on the financial statements did not contain an adverse opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the interim period, we have not consulted Semple & Cooper, LLP regarding any matter requiring disclosure under Regulation S-K, Item 304 (E)(2).

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the name, age and position of each of our executive officers and directors as of June 30, 2000:

     Name               Age                       Position
     ----               ---                       --------
Ralph Massetti........   34   President, Chief Executive Officer and Director
Greg Reeve............   37   Vice President - Sales
Todd Sumney...........   35   Vice President - Marketing

     RALPH MASSETTI has served in this capacity since founding SalesRepCentral in 1999. Previously, from March 1998 through May 1999 he was a Consulting Marketing Specialist for Computer Associates, Inc. marketing enterprise level management software solutions at the executive level. He was a stockbroker for Dean Witter Reynolds, Inc. from March 1997 to March 1998, and was an Account Executive for Commerce Clearing House from September 1994 through September 1996. He holds a Bachelor of Science Degree in Management and is currently pursuing both an MBA and Master Degree in Finance with a specialization in High Technology.

     GREG REEVE has served in this capacity since February 2000 and brings over 14 years of related sales development, sales management and operational experience. From January 2000 until joining SalesRepCentral as Vice President of Sales, he was a consultant for The Company. Previously, he served as Regional Vice President with Computer Associates, Inc. from June 1996 through February 2000 where he was responsible for recruiting, hiring, and training sales personnel, and negotiating and maintaining contracts for software applications, services and product training. He was an Account Manager with Mastering Computers from September 1995 through June 1996 and was Sales Manager with First Portland Corporation from February 1993 through September 1995.

     TODD SUMNEY has served in this capacity since May of 2000 where he is responsible for the continuing development The Company's B2B web corporate web hosting initiative. Previously, he served as Director of Marketing for SalesRepCentral from February 2000 through April 2000 and as a consultant from January 2000 through February 2000. Prior to his affiliation with SalesRepCentral he was a Vice President at Young Associates from September 1999 through December 1999 and served as Vice President of The M. Group Graphic Design, Inc. from September 1989 through September 1999.

     COMPLIANCE UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representation from these officers and directors, we believe that all Section 16(a) filing requirements were met during the year ended June 30, 2000

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides compensation awarded to, earned by or paid for services rendered to SalesRepCentral in all capacities for the years ended June 30, 1999 and 2000 by our President and other highly compensated executive officers and who were serving as executive officers at the end of 2000. We did not grant any other compensation, restricted stock awards or stock appreciation rights to these individuals in 1999 or 2000.

                           SUMMARY COMPENSATION TABLE

                                                    LONG-TERM
                                                   COMPENSATION
                             ANNUAL COMPENSATION      AWARDS
                             -------------------   ------------
                                                    SECURITIES
     NAME AND                             ANNUAL    UNDERLYING     ALL OTHER
PRINCIPAL POSITION    YEAR     SALARY     BONUS      OPTIONS     COMPENSATION(1)
------------------    ----     ------     -----      -------     ---------------
Ralph Massetti        2000   $108,000      -0-         -0-              -0-
                      1999        -0-      -0-         -0-              -0-

Greg Reeve            2000     96,000      -0-         -0-              -0-
                      1999      (2)        -0-         -0-              -0-

Todd Sumney           2000     96,000      -0-         -0-              -0-
                      1999      (2)        -0-         -0-              -0-

----------
(1) Represents life insurance premiums paid for by SalesRepCentral
(2) Hired in 2000

STOCK OPTION GRANTS IN 2000

     SalesRepCentral did not grant any stock options in 1999 or 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as to the beneficial owners of our common stock as of June 30, 2000 by:

     * Each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
     *    Each of our directors;
     * Each executive officer listed in the SUMMARY COMPENSATION TABLE, listed above;
     *    All of our executive officers and directors as a group.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated above, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 15,117,512 shares of common stock outstanding as of June 30, 2000.

      Shares of common stock subject to options or warrants exercisable on or before August 31, 2000 (within 60 days of June 30, 2000) are deemed to be outstanding and beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. At June 30, 2000, SalesRepCentral had not granted any options on its common stock. Unless indicated above, the address for each director and executive officer listed below is:

       SalesRepCentral.com
       16099 N. 82nd Street
       Suite B1
       Scottsdale, Arizona 85260

                   BENEFICIAL STOCK OWNERSHIP AT JUNE 30, 2000

                                                 PERCENTAGE
                                                COMMON STOCK   PERCENTAGE VOTING
                                                BENEFICIALLY      RIGHTS OF
          NAME                    COMMON STOCK     OWNED         COMMON STOCK
          ----                    ------------     -----         ------------
Ralph Massetti..................    8,898,320       59%               59%
Cede & Co. (1)..................    3,387,026       22%               22%
All directors and executive
 officers as a group............   12,285,346       81%               81%

----------
(1) PO Box 20
    Bowling Green Station
    New York, NY 10004

                                     PART IV

ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Change in control of the registrant, dated November 5, 1999 pursuant to the agreement and plan of merger between the Registrant and Van American Capital, Ltd., dated October 12, 1999. Incorporated by reference to Exhibit
     99.3 in the Registrants Current Report on Form 8-K filed on November 15, 1999.

     Acquisition agreement, dated May 1, 2000, between the Registrant and Avenues of Travel to purchase 100% of The Company. Incorporated by reference to Exhibit 1.1 in the Registrants Current Report on Form 8-K filed on June 30, 2000.

     Agreement and plan of merger, dated October 12, 1999, between the Registrant and Van American Capital, Ltd. Incorporated by reference to the Registrants Schedule 13D filed on June 21, 2000.

     Registration statement and proposed sale of securities to the public, on Form SB-2 filed on June 23, 2000. File No. 333-40080.

     Change in registrant's certifying accountant to Semple & Cooper, LLP, dated September 25, 2000. Incorporated by reference to Exhibit 16.1 in the Registrants Current Report on Form 8-K filed on September 25, 2000.

     27.  Financial Data Schedule. Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2000                  SalesRepCentral.com



                                        By: /s/ Ralph Massetti
                                           -------------------------------------
                                           Ralph Massetti
                                           President and Chief Executive Officer