Form 10KSB/A
period 2000-06-30
SALESREPCENTRAL COM INC
filed 2000-10-23
CIK 1069559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-KSB/A
                                Amendment No. 1

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

================================================================================

                                EXPLANATORY NOTE

     This amendment to the Annual Report of Form 10-KSB for the period ended June 30, 2000 is being filed due to a miscommunication with the Filing Agent which resulted in an improper draft being filed. The principal difference contained in the amendment is a revision of the weighted average shares outstanding and basic loss per share.



                               SalesRepCentral.com
                       2000 Annual Report on Form 10-KSB/A
                                Table of Contents

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

     PRIVATE STOCK PLACEMENT

     In November 1999, The Company offered and sold 468,000 shares of common stock for $362,000 cash and $106,000 for services. This offering was not accompanied by general advertisement or general solicitation. The Company relied on Rule 505 of Regulation D as the basis of exemption from registration, as identified on the Form D filed with Commission.

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

     RESEARCH AND DEVELOPMENT COSTS

     Our research and development costs represent those costs incurred for which technological feasibility has not been achieved and which has no alternative future use. These costs are charged to operations as incurred and totaled approximately $376,000 which consisted of consulting fees, salaries and employee benefits and software costs incurred to develop our Internet portal.

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
                                                           ===========      ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JUNE 30, 2000, AND
                   FOR THE PERIOD FROM THE DATE OF INCEPTION,
                       MAY 12, 1999 THROUGH JUNE 30, 1999


                                                   2000                1999
                                               ------------        ------------

REVENUES                                       $     51,570        $         --

COST OF REVENUES                                     84,427                  --
                                               ------------        ------------

GROSS LOSS                                          (32,857)                 --

GENERAL AND ADMINISTRATIVE EXPENSES               1,100,771              74,325

RESEARCH AND DEVELOPMENT COSTS                      375,664                  --
                                               ------------        ------------
LOSS FROM OPERATIONS                             (1,509,292)            (74,325)

OTHER EXPENSES - INTEREST                              (461)                 --
                                               ------------        ------------

NET LOSS                                       $ (1,509,753)       $    (74,325)
                                               ============        ============

BASIC LOSS PER COMMON SHARE                    $      (0.11)       $      (0.01)
                                               ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING              13,567,634           9,540,586
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


                               PREFERRED           COMMON            ADDITIONAL      STOCK
                            ---------------    -----------------      PAID IN     SUBSCRIPTION  ACCUMULATED
                            SHARES   AMOUNT    SHARES     AMOUNT      CAPITAL      RECEIVABLE     DEFICIT        TOTAL
                            ------   ------    ------     ------      -------      ----------     -------        -----
Balance at inception,
 May 12, 1999                   --    $ --           --   $    --   $        --   $        --   $        --   $        --

 Issuance of common stock
   for services             14,000      14    9,444,000     9,444        10,542            --            --        20,000

 Sale of stock                 525       1      354,150       354     1,229,645    (1,130,000)           --       100,000

 Net loss                       --      --           --        --            --            --       (74,325)      (74,325)
                            ------    ----   ----------   -------   -----------   -----------   -----------   -----------

Balance at June 30, 1999    14,525      15    9,798,150     9,798     1,240,187    (1,130,000)      (74,325)       45,675

 Reverse merger with Van
  American Capital, Ltd.        --      --    4,826,251     4,826        (4,826)           --            --            --

 Sale of common stock           --      --      376,000       376       375,624            --            --       376,000

 Collection of stock
  subscription receivable       --      --           --        --            --     1,130,000            --     1,130,000

 Issuance of common stock
  for services                  --      --      117,111       117       116,994            --            --       117,111

 Net loss                       --      --           --        --            --            --    (1,509,753)   (1,509,753)
                            ------    ----   ----------   -------   -----------   -----------   -----------   -----------

Balance at June 30, 2000    14,525    $ 15   15,117,512   $15,117   $ 1,727,979   $        --   $(1,584,078)  $   159,033
                            ======    ====   ==========   =======   ===========   ===========   ===========   ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                            STATEMENTS OF CASH FLOWS
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
                                                         ===========      ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
================================================================================


                                     NOTE 1
--------------------------------------------------------------------------------
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
                   NATURE OF OPERATIONS AND USE OF ESTIMATES:
--------------------------------------------------------------------------------

NATURE OF OPERATIONS:

SalesRepCentral.com, Inc. (the "Company"), is a Nevada corporation formed on May 12, 1999. The principal business purpose of the Company is to be the Internet's leading on-line site providing services for sales representatives. The site targets professional sales representatives, corporate executives and business managers/owners to meet their needs for discussion groups, promotional and motivational items, communication and message boards, scheduling and travel services, and a host of other items.

REVERSE MERGER:

On October 12, 1999, Van American Capital, Ltd. acquired all of the outstanding common stock of SalesRepCentral.com, Inc. in a transaction accounted for as a recapitalization. Under the terms of the exchange agreement the stockholders of SalesRepCentral.com, Inc. received 67% of the outstanding common stock of Van American Capital, Ltd. in exchange for 100% of the stock of SalesRepCentral.com, Inc. The accompanying financial statements represent the operating activity of SalesRepCentral.com, Inc. for all periods presented.

Van American Capital, Ltd. was incorporated in Nevada on July 23, 1998 and had no operating activity prior to the time of the exchange on October 12, 1999. As such, the exchange has been accounted for as a recapitalization. The effect of the recapitalization has been presented retroactively. As a result of the reverse merger, the corporate entity, SalesRepCentral.com, Inc. ceased to exist and Van American Capital Ltd. changed their name to SalesRepCentral.com, Inc.

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

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less. As of June 30, 2000, and 1999 balances of cash and cash equivalents at a financial institution exceeded the federally insured limit of $100,000 by approximately $15,000 and $0, respectively. These balances fluctuate greatly during the year and can exceed this $100,000 limit.

INVENTORY:

Inventory, consisting primarily of electronic equipment and other miscellaneous goods, is stated at the lower of cost or market. The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory, if necessary. No provisions for damaged or obsolete inventory has been included in the accompanying financial statements.

PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average life of the assets is five years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating future cash flows. Property and equipment costs are expensed when determined to be not realizable.

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

START-UP COSTS:

During the year ended June 30, 2000, the Company paid $50,000 for a license with the Airline Regulatory Commission. The expenditure was written off as an operating expense as it related to start-up cost for the year then ended.

ADVERTISING EXPENSE:

The Company charges advertising costs to operations when incurred. Advertising expense totaled $223,627 and $0 for the periods ended June 30, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL:

Accounts  payable,   due  from  related  party,  and  accrued   liabilities  are
substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

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
                                               =========      =========

Depreciation expense for the year-ended June 30, 2000 and for the period from the date of inception, May 12, 1999, through June 30, 1999, was $12,816 and $0, respectively.

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

Date: October 23, 2000                  SalesRepCentral.com



                                        By: /s/ Ralph Massetti
                                           -------------------------------------
                                           Ralph Massetti
                                           President and Chief Executive Officer