Form 10QSB
period 2000-09-30
SALESREPCENTRAL COM INC
filed 2000-11-17
CIK 1069559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly report under Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 2000.

                                      or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to__________.

                          Commission File No. 000-25275


                            SALESREPCENTRAL.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)


            Nevada                                              91-1918742
(State or Other Jurisdiction of                               I.R.S. Employer
Incorporation or Organization)                             Identification Number


    16099 N. 82nd Street, Suite B-1
          Scottsdale, Arizona                                     85260
(Address of Principal Executive Offices)                        (Zip Code)

                                  480-922-8444
            (The Registrant's telephone number, including area code)

   FORMER NAME, FORMER ADDRESS AND FORMER YEAR, IF CHANGED SINCE LAST REPORT:

                        FORMER YEAR - DECEMBER 31, 1999

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of September 30, 2000, the registrant had 15,117,512 shares of common stock outstanding.

================================================================================

                               SalesRepCentral.com
    Quarterly Report on Form 10-QSB for the Quarter Ended September 30, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1   Financial Statements - Unaudited:
         *  Balance Sheets as of September 30, 2000 and June 30, 1999 ....     3
         *  Statements of Operations for the three months ended
            September 30, 2000 and 1999 ..................................     4
         *  Statements of Changes in Stockholders' Equity for the year ended June 30, 2000, and for the period ended September 30,
            2000 .........................................................     5
         *  Statements of Cash Flows for the three months ended
            September 30, 2000 and 1999 ..................................     6
         *  Notes to Financial Statements ................................     7
Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................     9

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings ...............................................    11
Item 2   Changes in Securities and Use of Proceeds .......................    11
Item 3   Defaults Upon Senior Securities .................................    11
Item 4   Submission of Matters to a Vote of Security Holders .............    11
Item 5   Other Information ...............................................    11
Item 6   Exhibits, Financial Statement Schedules and Reports
         on Form 8-K .....................................................    11

Signatures ...............................................................    11

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                            SALESREPCENTRAL.COM, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                     SEPTEMBER 30,    JUNE 30,
                                                         2000           2000
                                                     -----------    -----------
                                                     (UNAUDITED)
Current Assets:
  Cash and cash equivalents                          $     1,915    $    62,631
  Accounts receivable-trade                              174,764             --
  Due from related parties                                86,833        100,584
  Inventory                                               10,607         12,075
  Other current assets                                    12,312         12,312
                                                     -----------    -----------
    TOTAL CURRENT ASSETS                                 286,431        187,602
                                                     -----------    -----------
PROPERTY AND EQUIPMENT, NET                              130,992        116,150

OTHER ASSETS:
  Certificate of deposit                                  20,000         20,000
                                                     -----------    -----------
    TOTAL ASSETS                                     $   437,423    $   323,752
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable -trade                            $   121,312    $   125,955
  Note payable-current portion                             7,907          8,091
  Accrued liabilities                                     10,000         20,730
  Deferred revenue                                        97,500             --
                                                     -----------    -----------
    TOTAL CURRENT LIABILITIES                            236,719        154,776

LONG-TERM LIABILITIES:
  Note payable-long-term portion                           8,229          9,943
                                                     -----------    -----------
    TOTAL LIABILITIES                                    244,948        164,719
                                                     -----------    -----------
COMMITMENTS:                                                  --             --

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 10,000,000
    shares authorized; 14,525 shares issued
    and outstanding at September 30, 2000
    (unaudited) and June 30, 2000                             15             15
  Common stock $.001 par value, 24,200,000
    shares authorized; 15,117,512 shares issued
    and outstanding at September 30, 2000
    (unaudited) and June 30, 2000                         15,117         15,117
  Additional paid-in capital                           1,757,979      1,727,979
  Accumulated deficit                                 (1,580,636)    (1,584,078)
                                                     -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                           192,475        159,033
                                                     -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   437,423    $   323,752
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                            STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                 -------------------------------
                                                     2000              1999
                                                 ------------       -----------
                                                  (UNAUDITED)       (UNAUDITED)

REVENUES                                         $    408,668       $        --

COST OF REVENUES                                      121,736                --
                                                 ------------       -----------
GROSS INCOME                                          286,932                --
                                                 ------------       -----------
GENERAL AND ADMINISTRATIVE EXPENSES                   283,333            61,040
                                                 ------------       -----------
INCOME (LOSS) FROM OPERATIONS                           3,599           (61,040)
                                                 ------------       -----------
OTHER EXPENSES - INTEREST                                (157)               --
                                                 ------------       -----------
NET INCOME (LOSS)                                $      3,442       $   (61,040)
                                                 ============       ===========
EARNINGS (LOSS) PER COMMON SHARE
        Basic                                    $       0.00       $     (0.01)
                                                 ============       ===========
        Diluted                                  $       0.00       $     (0.01)
                                                 ============       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
  USED IN COMPUTATION
        Basic                                      15,117,512         9,798,150
                                                 ============       ===========
        Diluted                                    29,642,512         9,798,150
                                                 ============       ===========
SUPPLEMENTAL INFORMATION
        Gross bookings                           $    204,553       $        --
                                                 ============       ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                     PREFERRED           COMMON                            STOCK
                                   --------------   -----------------    ADDITIONAL     SUBSCRIPTION   ACCUMULATED
                                   SHARES  AMOUNT   SHARES     AMOUNT  PAID IN CAPITAL   RECEIVABLE      DEFICIT        TOTAL
                                   ------  ------   ------     ------  ---------------   ----------      -------        -----
Balance at June 30, 1999           14,525   $15    9,798,150   $ 9,798   $ 1,240,187    $(1,130,000)   $   (74,325)  $    45,675

  Reverse merger with
    Van American Capital, Ltd.         --    --    4,826,251     4,826        (4,826)            --             --            --

  Sale of common stock                 --    --      376,000       376       375,624             --             --       376,000

  Collection of stock
    subscription receivable            --    --           --        --            --      1,130,000             --     1,130,000

  Issuance of common stock
    for services                       --    --      117,111       117       116,994             --             --       117,111

  Net loss for the year
    ended June 30, 2000                --    --           --        --            --             --     (1,509,753)   (1,509,753)
                                   ------   ---   ----------   -------   -----------    -----------    -----------   -----------
Balance at June 30, 2000           14,525    15   15,117,512    15,117     1,727,979             --     (1,584,078)      159,033

  Additional capital contributed       --    --           --        --        30,000             --             --        30,000

  Net income for the three
    month period ended
    September 30, 2000                 --    --           --        --            --             --          3,442          3442
                                   ------   ---   ----------   -------   -----------    -----------    -----------   -----------
Balance at September 30, 2000      14,525   $15   15,117,512   $15,117   $ 1,757,979    $        --    $(1,580,636)  $   192,475
                                   ======   ===   ==========   =======   ===========    ===========    ===========   ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                          2000          1999
                                                        ---------     --------
                                                       (UNAUDITED)   (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                      $   3,442     $(61,040)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation                                              7,257          322
 Changes in Assets and Liabilities:
  Accounts receivable-trade                              (174,764)          --
  Inventory                                                 1,468           --
  Deposits                                                     --        2,929
  Due from related parties                                 13,751           --
  Accounts payable - trade                                 (4,643)     (16,615)
  Accrued liabilities                                     (10,730)          --
  Deferred revenue                                         97,500           --
                                                        ---------     --------
       NET CASH USED BY OPERATING ACTIVITIES              (66,719)     (74,404)
                                                        ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (22,099)     (13,556)
                                                        ---------     --------
       NET CASH USED BY INVESTING ACTIVITIES              (22,099)     (13,556)
                                                        ---------     --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                        (1,898)          --
  Proceeds from additional capital contributed             30,000       30,000
                                                        ---------     --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES           28,102       30,000
                                                        ---------     --------
Net change in cash and cash equivalents                   (60,716)     (57,960)

Cash and cash equivalents at beginning of the period       62,631       65,535
                                                        ---------     --------
Cash and cash equivalents at end of the period          $   1,915     $  7,575
                                                        =========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                         $    (157)    $     --
                                                        =========     ========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================
Note 1
--------------------------------------------------------------------------------
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                             AND USE OF ESTIMATES:

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of SalesRepCentral.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended September 30, 2000 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2000.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive convertible preferred stock, all of which are considered to be common stock equivalents.

                            SALESREPCENTRAL.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)

================================================================================
Note 2
--------------------------------------------------------------------------------
                           EARNINGS (LOSS) PER SHARE:
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                       2000           1999
                                                    -----------    -----------
                                                    (UNAUDITED)    (UNAUDITED)
Basic Earnings (Loss) Per Share
Net income (loss)                                   $     3,442/   $   (61,040)/
                                                    -----------    -----------
Weighted average number of shares outstanding        15,117,512      9,798,150

Basic earnings (loss) per share                     $      0.00    $     (0.01)
                                                    ===========    ===========
DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)                                         3,442/       (61,040)/
                                                    -----------    -----------
Weighted average number of shares outstanding        15,117,512      9,798,150

Effect of dilutive securities:
  Convertible perferred stock                        14,525,000            N/A
                                                    -----------    -----------
Total common shares and assumed conversions          29,642,512      9,798,150
                                                    ===========    ===========
Per share amount                                    $      0.00    $     (0.01)
                                                    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     SalesRepCentral.com, Inc. (SalesRepCentral/The Company) was incorporated in May of 1999. SalesRepCentral is an online sales community and content provider of online B2B Internet resources for the corporate sales team. Our content is specifically designed to provide comprehensive sales resources, daily training articles, and other features that meet the needs of the sales-professional. We have designed our products and services to enhance interaction and communication within the sales-team by offering a complete on-line sales solution.

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

RESULTS OF OPERATIONS:

     REVENUES

     Total revenues for the three months ending September 30, 1999 were zero compared to $408,668 in the first three months of operations in the current year. Revenues were generated from various aspects of the business and delineated as follows:

     * Approximately $48,600 or 12% were generated from advertising and promotional activities.
     * Approximately $36,500 or 9% were generated from the activities of The Company's travel agency.
     * Approximately $297,000 or 73% were generated from The Company's web hosting activities.
     *    Approximately $17,500 or 4% were generated from team room licensing.
     *    Approximately $8,300 or 2% were generated from retail sales.

     COST-OF-SALES

     Total cost-of-sales for the three months ending September 30, 1999 were zero compared to $121,736 in the first three months of operations in the current year. Cost-of-sales by sales aspect is as follows:

     * Approximately $7,000 or 6% was incurred to operate The Company's travel agency.
     *    Approximately $105,000 or 86% was incurred for web hosting activities.
     * Approximately $10,000 or 8% was incurred for the merchandise sold at retail.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the three months ending September 30, 1999 were $61,040 compared to $283,333 in the first three months of operations in the current year. This was an increase of approximately 364%. The majority of the general and administrative expenses can be broken out as follows:

     * Approximately $36,000 or 13% was incurred for advertising, promotional and marketing activities.
     *    Approximately $96,000 or 34% was incurred for salaries and benefits.
     * Approximately $33,000 or 12% was incurred for general office related expenses.
     * Approximately $26,000 or 9% was incurred for legal, accounting and consulting fees.
     *    Approximately $25,000 or 9% was incurred for facilities rent.
     *    Approximately $17,000 or 6% was incurred for travel related expenses.

     NET LOSS

     Our net income for the three months ending September 30, 2000 was $3,442 compared to a net loss of $61,040 for the three months ending September 30, 1999. The net loss for the three months ending September 30, 1999 was due predominantly to SalesRepCentral ramping-up its sales operations as well as certain other costs and expenses incurred in relation to the start up of the Company.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through a combination of private and public sales of equity. At September 30, 2000, our principal source of liquidity was approximately $177,000 in cash and trade receivables compared with approximately $63,000 in cash at June 30, 2000. We believe that we have the financial resources and sales activity needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs for the current year. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

     SalesRepCentral was not involved in any legal proceedings during the period covered by this filing.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     We did not enter into any agreements, which would result in the sale or issuance of any potentially dilutive securities during the period covered by this filing.


ITEM 3. DEFAULTS UPON DEBT SECURITIES

     Item not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

     No matters were submitted to a vote of security holders during the period covered by this filing.


ITEM 5. OTHER INFORMATION

     Item not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A Form 8-K (Commission File No. 0-25275) was filed on September 25, 2000 reporting on the change in registrant's certifying accountant to Semple & Cooper, LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 16, 2000               SalesRepCentral.com


                                      By: /s/ Ralph Massetti
                                          --------------------------------------
                                                     Ralph Massetti
                                          President and Chief Executive Officer