Form 10QSB
period 2000-12-31
SALESREPCENTRAL COM INC
filed 2001-02-14
CIK 1069559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(MARK ONE)
[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended December 31, 2000.

                                       Or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to _________ .


                          Commission File No. 000-25275


                            SalesRepCentral.com, Inc.
             (Exact Name of Registrant as Specified in its Charter)


                  Nevada                                      91-1918742
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)


    8930 E. Raintree Drive, Suite 100
           Scottsdale, Arizona                                  85260
(Address of Principal Executive Offices)                     (Zip Code)

                                  480-444-2021
            (The Registrant's telephone number, including area code)

              16099 N. 82nd Street, Suite 81, Scottsdale, AZ 85260
   --------------------------------------------------------------------------
   Former Name, Former Address and Former Year, If Changed Since Last Report:
                        Former Year - December 31, 1999

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of December 31, 2000, the registrant had 15,117,512 shares of common stock outstanding.

================================================================================

                               SALESREPCENTRAL.COM
    QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1 Financial Statements - Unaudited:

       Balance Sheets as of December 31, 2000 and June 30, 2000............   3

       Statements of Operations for the three and six months
       ended December 31, 2000 and 1999....................................   4

       Statements of Changes in Stockholder's Equity for the year ended June 30, 1999 and for the six month period ended
       December 31, 2000...................................................   5

       Statements of Cash Flows for the three and six months ended
       December 31, 2000 and 1999..........................................   6

       Notes to Financial Statements.......................................   7

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations...........................................   9

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................  11

Item 2. Changes in Securities and Use of Proceeds...........................  11

Item 3. Defaults Upon Senior Securities.....................................  11

Item 4. Submission of Matters to a Vote of Security Holders.................  11

Item 5. Other Information...................................................  11

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....  11

Signatures .................................................................  12

                                     PART I

ITEM 1. FINANCIAL INFORMATION

                            SALESREPCENTRAL.COM, INC.
                                 Balance Sheets
              As of December 31, 2000 (Unaudited) and June 30, 2000


                                                          12/31/2000        6/30/2000
                                                          ----------        ---------
                                                          (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                              $     1,914       $    62,631
  Accounts Receivable - Trade                                250,086                --
  Inventory                                                    4,664            12,075
  Other current assets                                         2,768            12,312
  Due from related parties                                    78,000           100,584
                                                         -----------       -----------


      TOTAL CURRENT ASSETS                                   337,432           187,602

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 2)                  126,403           116,150

OTHER ASSETS:
  Certificate of deposit                                      20,000            20,000
                                                         -----------       -----------

      TOTAL ASSETS                                       $   483,835       $   323,752
                                                         ===========       ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable -trade                                $   111,750       $   125,955
  Note payable - current portion                               6,828             8,091
  Accrued liabilities and other current liabilities           46,327            20,730
                                                         -----------       -----------

      TOTAL CURRENT LIABILITIES                              164,905           154,776

LONG-TERM LIABILITIES:
  Notes payable-long-term portion                              7,408             9,943
                                                         -----------       -----------
COMMITMENTS:                                                       0                 0

      TOTAL LIABILITIES                                      172,313           164,719
                                                         -----------       -----------
STOCKHOLDERS' EQUITY:
  Preferred Stock                                                 15                15
  Common stock                                                15,117            15,117
  Additional paid-in capital                               1,757,979         1,727,979
  Accumulated Deficit                                     (1,461,589)       (1,584,078)
                                                         -----------       -----------
      TOTAL STOCKHOLDERS' EQUITY                             311,522           159,033
                                                         -----------       -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   483,835       $   323,752
                                                         ===========       ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                            Statements of Operations
      For the three and six month periods ending December 31, 2000 and 1999
                                  (Unaudited)

                                                    3 MONTHS ENDED                    6 MONTHS ENDED
                                                      DECEMBER 31,                     DECEMBER 31,
                                            ----------------------------       -----------------------------
                                                2000            1999               2000             1999
                                            ------------    ------------       ------------     ------------
                                                    (Unaudited)                          (Unaudited)
Revenues                                    $    404,635    $         --       $    813,303     $         --

Cost of Revenues                                  72,565          90,772            194,301           90,772
                                            ------------    ------------       ------------     ------------

Gross Profit                                     332,070         (90,772)           619,002          (90,772)

General and administrative expenses              213,088         163,297            496,421          224,337
                                            ------------    ------------       ------------     ------------

Income (Loss) from Operations                    118,982        (254,069)           122,581         (315,109)
                                            ------------    ------------       ------------     ------------

Other Expenses - Interest                             65              --                (92)              --

Net Income (Loss)                           $    119,047    $   (254,069)      $    122,489     $   (315,109)
                                            ============    ============       ============     ============

Basic earnings per common share             $       0.01    $      (0.03)      $       0.01     $      (0.03)
                                            ============    ============       ============     ============

Weighted average shares outstanding           15,117,512       9,798,150         15,117,512        9,798,150
                                            ============    ============       ============     ============

Diluted earnings (loss) per common share    $       0.00    $      (0.03)      $       0.00     $      (0.03)
                                            ============    ============       ============     ============

Weighted average shares outstanding           29,642,512       9,798,150         29,642,512        9,798,150
                                            ============    ============       ============     ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                  Statement of Changes in Stockholder's Equity
                      For the year ended June 30, 2000, and
          For the six month period ended December 31, 2000 (Unaudited)

                                      PREFERRED               COMMON          ADDITONAL       STOCK
                                   -----------------    ------------------     PAID-IN     SUBSCRIPTION   ACCUMULATED
                                   SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL      RECEIVABLE      DEFICIT       TOTAL
                                   ------     ------    ------      ------     -------      ----------      -------       -----
BALANCE AT JUNE 30, 1999           14,525      $15    9,798,150    $ 9,798   $ 1,240,187   $(1,130,000)  $   (74,325)  $    45,675

  Reverse merger with Van
  American Capital, Ltd.               --       --    4,826,251      4,826        (4,826)           --            --            --

  Sale of common stock                 --       --      376,000        376       375,624            --            --       376,000

  Collection of stock
  subscription receivable              --       --           --         --            --     1,130,000            --     1,130,000

  Collection of stock
  subscription receivable

  Issuance of common stock
  for services                         --       --      117,111        117       116,994            --            --       117,111

  Net loss for the year ended
  June 30, 2000                        --       --           --         --            --            --    (1,509,753)   (1,509,753)
                                   ------      ---   ----------    -------   -----------   -----------   -----------   -----------

Balance at June 30, 2000           14,525       15   15,117,512     15,117     1,727,979            --    (1,584,078)      159,033

  Additional capital contributed       --       --           --         --        30,000            --            --        30,000

  Net income for the six month
  period ended December 31, 2000
  (unaudited)                          --       --           --         --            --            --       122,489       122,489
                                   ------      ---   ----------    -------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2000
(UNAUDITED)                        14,525      $15   15,117,512    $15,117   $ 1,757,979   $        --   $(1,461,589)  $   311,522
                                   ======      ===   ==========    =======   ===========   ===========   ===========   ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                            Statements of Cash Flows
      For the three and six month periods ending December 31, 2000 and 1999
                                  (Unaudited)


                                                                          3 MONTHS ENDED              6 MONTHS ENDED
                                                                            DECEMBER 31,               DECEMBER 31,
                                                                       ---------------------      -----------------------
                                                                        2000          1999          2000           1999
                                                                       -------       -------      --------       --------
                                                                            (Unaudited)                  (Unaudited)
Cash and cash equivalents provided (used) by operating activities      $ 5,147       $35,701      $(61,572)      $(38,703)
                                                                       -------       -------      --------       --------

Cash used by investing activities                                       (3,248)           --       (25,347)       (13,556)
                                                                       -------       -------      --------       --------

Cash provided (used) by financing activities                            (1,900)           --        26,202         30,000
                                                                       -------       -------      --------       --------

Increase (decrease) in cash and cash equivalents                            (1)       35,701       (60,717)       (22,259)

Cash and cash equivalents at beginning of period                         1,915         7,575        62,631         65,535
                                                                       -------       -------      --------       --------

Cash and cash equivalents at end of period                             $ 1,914       $43,276      $  1,914       $ 43,276
                                                                       =======       =======      ========       ========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                             AND USE OF ESTIMATES:
--------------------------------------------------------------------------------

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of SalesRepCentral.com, Inc. (the "Company") have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six-month period ended December 31, 2000 may not be indicative of the results for the year ending June 30, 2001. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2000.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive convertible preferred stock, which are considered to be common stock equivalents.

                            SALESREPCENTRAL.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                   (UNAUDITED)


--------------------------------------------------------------------------------
                                     NOTE 2
                           EARNINGS (LOSS) PER SHARE:
--------------------------------------------------------------------------------

                                                          3 MONTHS ENDED                     6 MONTHS ENDED
                                                            DECEMBER 31,                       DECEMBER 31,
                                                     ------------------------          --------------------------
                                                      2000              1999             2000              1999
                                                     -------          -------          --------          --------
BASIC EARNINGS (LOSS) PER SHARE
Net income (loss)                                  $   119,047      $  (254,069)      $   122,489      $  (315,109)
                                                   ===========      ===========       ===========      ===========

Weighted average number of shares outstanding       15,117,512        9,798,150        15,117,512        9,798,150

Basic earnings (loss) per share                    $      0.01      $     (0.03)      $      0.01      $     (0.03)
                                                   ===========      ===========       ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss)                                      119,047         (254,069)          122,489         (315,109)
                                                   ===========      ===========       ===========      ===========

Weighted average number of shares outstanding       15,117,512        9,798,150        15,117,512        9,798,150

Effect of dilutive securities:
  Convertible perferred stock                       14,525,000               --        14,525,000               --
                                                   -----------      -----------       -----------      -----------

Total common shares and assumed conversions         29,642,512        9,798,150        29,642,512        9,798,150
                                                   ===========      ===========       ===========      ===========

Per share amount                                   $      0.00      $     (0.03)      $      0.00      $     (0.03)
                                                   ===========      ===========       ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE  FOLLOWING  DISCUSSION  AND  ANALYSIS OF OUR  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN ITEM 1 OF THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE PREVIOUSLY DESCRIBED UNDER THE CAPTION "RISK FACTORS" IN " ITEM 1. BUSINESS" ABOVE. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND WE CAUTION YOU
NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THE ANNUAL REPORT.

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

RESULTS OF OPERATIONS:

     REVENUES

     Total revenues for the three months ending December 31, 2000 increased to $404,635 compared to zero for the three months ending December 31, 1999. For the six months ending December 31, 2000, total revenues increased to $813,303 from zero for the six months ending December 31, 1999. SalesRepCentral commenced operations in May of 1999. Revenue components for the three months ending December 31, 2000 are broken out as follows:

*    Approximately   $39,614  or  9.8%  were  generated  from   advertising  and
     promotional activities.
* Approximately $33,734 or 8.3% were generated from the activities of The Company's travel agency.
* Approximately $309,987 or 76.6% were generated from The Company's web hosting activities.
*    Approximately $7,500 or 1.9% were generated from team room licensing.
*    Approximately $13,800 or 3.4% were generated from retail sales.

     COST-OF-SALES

     Total cost-of-sales for the three months ending December 31, 2000 decreased to $72,565 from $90,772 for the three months ending December 31, 1999, a reduction of 20%. For the six months ending December 31, 2000, total cost-of-sales increased to $194,301 from $90,772 for the six-month period ending December 31, 1999, an increase of 114%. SalesRepCentral commenced operations in May of 1999. The components of cost-of-sales for the three months ending December 31, 2000 are broken out as follows:

* Approximately $24,378 or 33.6% was incurred to operate The Company's travel agency.
* Approximately $33,000 or 45.5% was incurred for the development and operations of web hosting activities.
* Approximately $15,187 or 20.9% was incurred for the merchandise sold at retail.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the three months ending December 31, 2000 were $213,088 compared to $163,297 for the three months ending December 31, 1999, an increase of 30%. Total general and administrative expenses for the six months ending December 31, 2000 were $496,421 compared to $224,337 for the six months ending December 31, 1999, an increase of 121%. The major components of general and administrative expense for the three months ending December 31, 2000 are broken out as follows:

* Approximately $9,076 or 4.2% was incurred for advertising, promotional and marketing activities.
*    Approximately $92,853 or 43.6% was incurred for salaries and benefits.
* Approximately $61,066 or 28.7% was incurred for general office related expenses.
* Approximately $17,638 or 8.3% was incurred for legal, accounting and consulting fees.
*    Approximately $22,372 or 10.5% was incurred for facilities rent.
*    Approximately $10,083 or 4.7% was incurred for travel related expenses.

     NET INCOME

     The Company's net income for the three months ending December 31, 2000 was $119,047 compared to a net loss of $254,069 for the three months ending December 31, 1999, an increase of approximately $373,051. The Company's net income for the six months ending December 31, 2000 was $122,489 compared to a net loss of $315,109 for the six months ending December 31, 1999. This is an increase of approximately $437,600 in net income between the two periods. The net income for the three and six month periods ending December 31, 2000 are due primarily to SalesRepCentral ramping-up its sales operations as outlined in its business plan.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, SalesRepCentral has financed operations primarily through private sales of equity. At December 31, 2000, the principal source of liquidity was $1,914 in cash and $250,086 in trade receivables as compared to $62,600 in cash at June 30, 2000. We believe that we have the financial resources and sales activity needed to meet our presently anticipated business requirements, including capital expenditures and strategic operating programs for the current year. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

                           PART II. OTHER INFORMATION


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

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2001                 SalesRepCentral.com


                                        By: /s/ Ralph Massetti
                                           -------------------------------------
                                           Ralph Massetti
                                           President and Chief Executive Officer