Form 10QSB
period 2001-03-31
SALESREPCENTRAL COM INC
filed 2001-05-15
CIK 1069559

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(MARK ONE)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2001.

                                       Or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to ________.

                          Commission File No. 000-25275


                            SalesRepCentral.com, Inc.
             (Exact Name of Registrant as Specified in its Charter)


          Nevada                                        91-1918742
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


        8930 E. Raintree Drive
             Suite 100
         Scottsdale, Arizona                              85260
(Address of Principal Executive Offices)                 (Zip Code)


                                  480-922-8444
            (The Registrant's telephone number, including area code)

   FORMER NAME, FORMER ADDRESS AND FORMER YEAR, IF CHANGED SINCE LAST REPORT:
                        Former Year - December 31, 1999

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of March 31, 2001, the registrant had 15,117,512 shares of common stock outstanding.

================================================================================

                               SALESREPCENTRAL.COM
      QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001
                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Financial Statements - Unaudited:

     Balance Sheets as of March 31, 2001 and June 30, 2000.................   3

     Statements of Operations for the three and nine months ended
     March 31, 2001 and 2000...............................................   4

     Statements of Changes in Stockholder's Equity for the year ended
     June 30, 2000 and for the nine month period ended March 31, 2001......   5

     Statements of Cash Flows for the nine months ended March 31, 2000.....   6

     Notes to Financial Statements..........................................  7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  9

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 12
Item 2. Changes in Securities and Use of Proceeds........................... 12
Item 3. Defaults Upon Senior Securities..................................... 12
Item 4. Submission of Matters to a Vote of Security Holders................. 12
Item 5. Other Information................................................... 12
Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 12

Signatures ................................................................. 12

                                     PART I
ITEM 1. FINANCIAL INFORMATION

                            SALESREPCENTRAL.COM, INC.
                                 BALANCE SHEETS
               AS OF MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000

                                                                 March 31,         June 30,
                                                                   2001              2000
                                                                -----------       -----------
                                                                (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                     $    36,121       $    62,631
  Accounts receivable-trade                                         516,092                --
  Due from related parties                                           78,050           100,584
  Inventory                                                           2,819            12,075
  Other current assets                                                5,594            12,312
                                                                -----------       -----------
        TOTAL CURRENT ASSETS                                        638,676           187,602
                                                                -----------       -----------

PROPERTY AND EQUIPMENT, NET                                         118,742           116,150

OTHER ASSETS:
  Certificate of deposit                                             20,000            20,000
                                                                -----------       -----------
        TOTAL ASSETS                                            $   777,418       $   323,752
                                                                ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable-trade                                        $   247,495       $   125,955
  Note payable-current portion                                      110,957             8,091
  Accrued liabilities                                                   300            20,730
  Deferred revenue                                                       --                --
                                                                -----------       -----------
        TOTAL CURRENT LIABILITIES                                   358,752           154,776

LONG-TERM LIABILITIES:
  Note payable-long-term portion                                      6,075             9,943
                                                                -----------       -----------
        TOTAL LIABILITIES                                           364,827           164,719
                                                                -----------       -----------

COMMITMENTS:                                                             --                --

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 10,000,000 shares
    authorized;14,525 shares issued and outstanding at
    March 31, 2001 (unaudited) and June 30, 2000                         15                15
   Common stock$.001 par value, 24,200,000 shares
    authorized;15,117,512 shares issued and outstanding at
    March 31, 2001 (unaudited) and June 30, 2000                     15,117            15,117
   Additional paid-in capital                                     1,757,979         1,727,979
   Accumulated deficit                                           (1,360,520)       (1,584,078)
                                                                -----------       -----------
        TOTAL STOCKHOLDERS' EQUITY                                  412,591           159,033
                                                                -----------       -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   777,418       $   323,752
                                                                ===========       ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                            STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     MARCH 31,                               MARCH 31,
                                          -------------------------------        -------------------------------
                                             2001                2000                2001               2000
                                          ------------       ------------        ------------       ------------
                                          (UNAUDITED)         (UNAUDITED)         (UNAUDITED)       (UNAUDITED)
REVENUES                                  $    451,285       $         22        $  1,264,588       $         22

COST OF REVENUES                                49,987            200,880             244,288            291,652
                                          ------------       ------------        ------------       ------------

GROSS INCOME                                   401,298           (200,858)          1,020,300           (291,630)
                                          ------------       ------------        ------------       ------------

GENERAL AND ADMINISTRATIVE EXPENSES            309,373            203,709             805,794            428,046
                                          ------------       ------------        ------------       ------------

INCOME (LOSS) FROM OPERATIONS                   91,925           (404,567)            214,506           (719,676)
                                          ------------       ------------        ------------       ------------

OTHER INCOME/EXPENSE                             9,144                 --               9,052                 --
                                          ------------       ------------        ------------       ------------

NET INCOME (LOSS)                         $    101,069       $   (404,567)       $    223,558       $   (719,676)
                                          ============       ============        ============       ============

EARNINGS (LOSS) PER COMMON SHARE
  Basic                                   $       0.01       $      (0.03)       $       0.01       $      (0.06)
                                          ============       ============        ============       ============
  Diluted                                 $       0.00       $      (0.03)       $       0.01       $      (0.06)
                                          ============       ============        ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING
 USED IN COMPUTATION
  Basic                                     15,117,512         15,114,848          15,117,512         13,045,331
                                          ============       ============        ============       ============
  Diluted                                   29,642,512         15,114,848          29,642,512         13,045,331
                                          ============       ============        ============       ============

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
           FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2001 (UNAUDITED)

                                       PREFERRED              COMMON STOCK
                                   -----------------       ------------------        ADDITIONAL
                                   SHARES     AMOUNT       SHARES      AMOUNT     PAID-IN CAPITAL
                                   ------     ------       ------      ------     ---------------
Balance at June 30, 1999           14,525      $ 15      9,798,150     $ 9,798      $ 1,240,187

 Reverse merger with
  Van American Capital, Ltd.           --        --      4,826,251       4,826           (4,826)

 Sale of common stock                  --        --        376,000         376          375,624

 Collection of stock
  subscription receivable              --        --             --          --               --

 Issuance of common stock
  for services                         --        --        117,111         117          116,994

 Net loss for the year ended
  ended June 30, 2000                  --        --             --          --               --
                                   ------      ----     ----------     -------      -----------

Balance at June 30, 2000            14,525        15     15,117,512      15,117        1,727,979

 Additional capital contributed        --        --             --          --           30,000

 Net loss, nine month period
  ended March 31, 2001                 --        --             --          --               --
                                   ------      ----     ----------     -------      -----------

Balance at March 31, 2001          14,525      $ 15     15,117,512     $15,117      $ 1,757,979
                                   ======      ====     ==========     =======      ===========

                                       STOCK
                                    SUBSCRIPTION      ACCUMULATED
                                     RECEIVABLE         DEFICIT           TOTAL
                                     ----------         -------           -----
Balance at June 30, 1999             $(1,130,000)     $   (74,325)     $    45,675

  Reverse merger with
   Van American Capital, Ltd.                 --               --               --

  Sale of common stock                        --               --          376,000

  Collection of stock
   subscription receivable             1,130,000               --        1,130,000

  Issuance of common stock
   for services                               --               --          117,111

  Net loss, transition period
   ended June 30, 2000                        --       (1,509,753)      (1,509,753)
                                     -----------      -----------      -----------

Balance at June 30, 2000                       --       (1,584,078)         159,033

  Additional capital contributed              --               --           30,000

  Net loss for the year ended
   ended March 31, 2001                       --          223,558          223,558
                                     -----------      -----------      -----------

Balance at March 31, 2001            $        --      $(1,360,520)     $   412,591
                                     ===========      ===========      ===========

     The Accompanying Notes are an Integral Part of the Financial Statements

                            SALESREPCENTRAL.COM, INC.
                            STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                          MARCH 31,
                                                              -------------------------------
                                                                 2001                2000
                                                              -----------         -----------
                                                               (UNAUDITED)        (UNAUDITED)
CASH AND CASH EQUIVALENTS USED BY OPERATING ACTIVITIES        $   (25,931)        $  (725,832)
                                                              -----------         -----------

NET CASH USED BY INVESTING ACTIVITIES                             (25,515)            (88,596)
                                                              -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          24,936           1,449,000
                                                              -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (26,510)            634,572

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   62,631              65,535
                                                              -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    36,121         $   700,107
                                                              ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                               $       418         $        --
                                                              ===========         ===========

     The Accompanying Notes are an Integral Part of the Financial Statement

                            SALESREPCENTRAL.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 1
              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF
                        OPERATIONS AND USE OF ESTIMATES:
--------------------------------------------------------------------------------

BASIS OF PRESENTATION AND INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of SalesRepCentral.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month period ended March 31, 2001 may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 2000.

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

                            SALESREPCENTRAL.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 2
                           EARNINGS (LOSS) PER SHARE:
--------------------------------------------------------------------------------

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   MARCH 31,                           MARCH 31,
                                         -----------------------------       -----------------------------
                                            2001              2000               2001             2000
                                         -----------      ------------       -----------      ------------
                                         (UNAUDITED)      (UNAUDITED)        (UNAUDITED)      (UNAUDITED)
BASIC EARNINGS (LOSS) PER SHARE
  Net income (loss)                      $   101,069      $   (404,567)      $   223,558      $   (719,676)
                                         ===========      ============       ===========      ============
  Weighted average number of shares
   outstanding                            15,117,512        15,114,848        15,117,512        13,045,331

  Basic earnings (loss) per share        $      0.01      $      (0.03)      $      0.01      $      (0.06)
                                         ===========      ============       ===========      ============
DILUTED EARNINGS (LOSS) PER SHARE
  Net income (loss)                      $   101,069      $   (404,567)      $   223,558      $   (719,676)
                                         ===========      ============       ===========      ============
  Weighted average number of shares
   outstanding                            15,117,512        15,114,848        15,117,512        13,045,331

EFFECT OF DILUTIVE SECURITIES:
  Convertible perferred stock             14,525,000                --        14,525,000                --
                                         -----------      ------------       -----------      ------------
  Total common shares and assumed
   conversions                            29,642,512        15,114,848        29,642,512        13,045,331
                                         ===========      ============       ===========      ============

Per share amount                         $      0.00      $      (0.03)      $      0.01      $      (0.06)
                                         ===========      ============       ===========      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE  FOLLOWING  DISCUSSION  AND  ANALYSIS OF OUR  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THIS AND OUR ANNUAL REPORT.

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

RESULTS OF OPERATIONS:

     REVENUES

     Total revenues for the three months ending March 31, 2001 increased to $451,285 compared to $22 for the three months ending March 31, 2000. For the nine months ending March 31, 2001, total revenues increased to $1,264,588 compared to $22 for the nine months ending March 31, 2000. SalesRepCentral commenced operations in May of 1999 and the increase in revenues reflects the ramping-up of operating activities in the Company's second year of operations. The major components of revenue for the three and nine month periods ending March 31, 2001 are broken out as follows:

                       THREE MONTHS ENDING MARCH 31, 2001

     * $37,689 or 8.4% of total revenues were generated from The Company's travel related services.
     * $413,596 or 91.6% of total revenues were generated from The Company's web related services.

                        NINE MONTHS ENDING MARCH 31, 2001

     * $107,968 or 8.5% of total revenues were generated from The Company's travel related services.
     * $1,156,620 or 91.5% of total revenues were generated from The Company's web related services.

     COST-OF-SALES

     Total cost-of-sales for the three months ending March 31, 2001 decreased to $49,987 from $200,880 for the three months ending March 31, 2000, a reduction of 75%. For the nine months ending March 31, 2001, total cost-of-sales decreased to $244,288 from $291,652 for the nine-month period ending March 31, 2000, a decrease of 16%. The major components of cost-of-sales for the three and nine month periods ending March 31, 2001 are broken out as follows:

                       THREE MONTHS ENDING MARCH 31, 2001

     * $18,076 or 36.2% of total cost-of-sales were generated from The Company's travel related activities.
     * $31,911 or 63.8% of total cost-of-sales were generated from The Company's web related activities.

                        NINE MONTHS ENDING MARCH 31, 2001

     * $49,519 or 20.3% of total cost-of-sales were generated from The Company's travel related services.
     * $194,769 or 79.7% of total cost-of-sales were generated from The Company's web related services.

     GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses for the three months ending March 31, 2001 were $309,373 compared to $203,709 for the three months ending March 31, 2000, an increase of 52%. Total general and administrative expenses for the nine months ending March 31, 2001 were $805,794 compared to $428,046 for the nine months ending March 31, 2000, an increase of 88%. The major components of general and administrative expense for the three and nine month periods ending March 31, 2001 are broken out as follows:

                       THREE MONTHS ENDING MARCH 31, 2001

     * $123,525 or 39.9% was incurred for advertising and promotional activities.
     *    $14,912 or 4.8% was incurred for Insurance related costs.
     *    $73,757 or 23.8% was incurred for salaries and benefits.
     * $19,749 or 6.4% was incurred for legal, accounting and consulting fees.
     *    $10,500 or 3.4% was incurred for facilities rent.
     *    $17,578 or 5.7% was incurred for travel related expenses.
     *    $49,352 or 16.0% was incurred for other miscellaneous expenses.

                        NINE MONTHS ENDING MARCH 31, 2001

     * $178,640 or 22.2% was incurred for advertising and promotional activities.
     *    $25,657 or 3.2% was incurred for Insurance related costs.
     *    $249,381 or 30.9% was incurred for salaries and benefits.
     * $73,843 or 9.2% was incurred for legal, accounting and consulting fees.
     *    $57,979 or 7.2% was incurred for facilities rent.
     *    $45,227 or 5.6% was incurred for travel related expenses.
     *    $22,511 or 2.8% was incurred for telephone expense.
     *    $152,556 or 18.9% was incurred for other miscellaneous expenses.

     NET INCOME

     The Company's net income for the three months ending March 31, 2001 was $101,069 compared to a net loss of $404,567 for the three months ending March 31, 2000, an increase of $505,636. The Company's net income for the nine months ending March 31, 2001 was $223,558 compared to a net loss of $719,676 for the nine months ending March 31, 2000. This is an increase of $943,234 in net income between the two periods. The increase in net income for the three and nine month periods ended March 31, 1999 is due to the continued growth in users of The Company's travel related services as well as strong user growth in The Company's web related products and services.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, SalesRepCentral has financed operations primarily through the private sales of equity. At March 31, 2001, the principal sources of liquidity were $36,121 in cash and $516,092 in trade receivables as compared to $62,631 in cash at June 30, 2000. We believe that we have the financial resources and sales activity needed to meet our presently anticipated business requirements, including capital expenditures and strategic operating programs for the current year. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     SalesRepCentral was not involved in any legal proceedings during the period covered by this filing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     We did not enter into any agreements, which would result in the sale or issuance of any potentially dilutive securities during the period covered by this filing.

ITEM 3. ADDITIONAL CONTRIBUTED CAPITAL

     Additional investment capital in the amount of $30,000 was contributed during the current quarter.

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

DATE:  MAY 11, 2001                    SALESREPCENTRAL.COM


                                       By: /s/ Ralph Massetti
                                           -------------------------------------
                                           Ralph Massetti
                                           President and Chief Executive Officer