Form 10KSB
period 2001-06-30
SALESREPCENTRAL COM INC
filed 2001-11-15
CIK 1069559

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year ended June 30, 2001

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

8930 E Raintree Drive
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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) if the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III if this form 10-K (SB) or any amendment to this Form 10-KSB: [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price per share of the common stock on November 9, 2001 of $0.021, as reported on the OTCBB, was approximately $317,473. Shares of common stock held by each officer and director and by each person known to SalesRepCentral.com who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of November 9, 2001, the registrant had 15,117,762 shares of common stock outstanding.

                             SalesRepCentral.com
                      2000 Annual Report on Form 10-KSB
                              Table of Contents

                                   Part I
                                                                         Page
                                                                         ----
Item 1. Business                                                           3
Item 2. Property                                                          14
Item 3. Legal Proceedings                                                 14
Item 4. Submission of Matters to a Vote of Security Holders               14

                                   Part II

Item 5. Market for Common Equity and Related Stockholder's Matters        15
Item 6. Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                16
Item 7. Financial Statements                                              21
Item 8. Changes in and Disagreements with Accountants and
 Financial Disclosure                                                     31

                                  Part III

Item 9. Directors, Executive Officers, Promoters, and Control Persons     32
Item 10. Executive Compensation                                           32
Item 11. Security Ownership of Certain Beneficial Owners and Management   33

                                   Part IV

Item 12. Exhibits, Financial Statement Schedules and Reports on Form 8-K  35

Signatures                                                                36

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

OVERVIEW

SalesRepCentral.com, Inc. (SalesRepCentral) was incorporated in May of 1999. SalesRepCentral is an online sales community and content provider of online B2B Internet resources for the corporate sales team. Our content is
specifically  designed  to  provide  comprehensive  sales  resources,   daily
training  articles,  and other features that meet the  needs  of  the  sales-
professional.  We  have  designed  our  products  and  services  to   enhance
interaction and communication within the sales-team by offering a complete on-line sales solution.

     Our web-portal was developed exclusively for the sales community including professional sales-representatives, sales-managers and corporate executives. The site is designed to create a user-friendly, informative and personalized experience while providing members with the convenience of transacting business on-line. The portal was designed by former sales-
professionals and provides all of the latest tools used by sales-professionals to facilitate the sales process.

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

9-11. Others             Other  Channels based on promotional  and  spotlight
                         changes.

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

     Our customers also include various companies for whom we have developed customized corporate portals, as well as companies that advertise or sponsor channels on our web site. Our custom corporate portal customers with whom we have mostly oral agreements, include:

     *  American Medical Capital
     *  Avnet Computer
     *  Border to Border Incorporated
     *  Boston Credit Corporation
     *  Coleman Spas
     *  Computer Associates
     *  Cooley Group USA
     *  Creative Business Concepts
     *  InfoImage
     *  Insight
     *  Kenda
     *  Knowledgenet
     *  Panasonic
     *  Xerox

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

EMPLOYEES

     As of June 30, 2001, SalesRepCentral had 3 full-time employees excluding temporary personnel and consultants including one in web design and development, one in sales, and one in management. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such qualified personnel in our industry and geographical location in the Phoenix/Scottsdale area is intense. Our future success depends on our ability to attract, retain and motivate highly skilled employees.

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

     ONE OF OUR OFFICERS AND DIRECTORS CONTROLS 59% OF OUR COMMON STOCK

     As of June 30, 2001, Mr. Ralph Massetti owned approximately 59% of our outstanding common stock. Mr. Massetti would be able to significantly influence all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control of our company and may make some transactions more difficult or impossible to complete without his support.

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

     As of June 30, 2001, 10,282,761 shares of our common stock may be considered "restricted securities" and may only be sold pursuant to a registration statement, in compliance with Rule 144 of the Securities Act of 1933, as amended, or pursuant to another exemption from registration. Many of these shares will be eligible for sale in the public market by the end of 2000 or in early 2001.

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

ITEM 2. PROPERTY

     SalesRepCentral's corporate offices are headquartered in facilities consisting of approximately 1,300 square feet in Scottsdale, Arizona which we occupy in a building that was constructed during 2000. We believe that the current facilities will be adequate to accommodate our growth for theforeseeable future.

ITEM 3. LEGAL PROCEEDINGS

     SalesRepCentral is currently engaged in a lawsuit were Eller Media, Inc. is the Plantiff. Eller Media is suing SalesRepCentral.com, Inc. alleging that monies are due for airport advertising that SalesRepCentral.com, Inc. claims was cancelled. The case is being defended by Meckler, Bulger & Tilson in Chicago, Illinois and is currently awaiting trial and or a settlement between the parties.

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

                                                       HIGH      LOW
                                                       ----       ---
FISCAL YEAR ENDED JUNE 30, 2001
  Quarter ended September 30, 2000.................. 1.625       0.750
  Quarter ended December 31, 1999................... 0.844       0.203
  Quarter ended March 30, 1999...................... 0.156       0.094
  Quarter ended June 30, 2000....................... 0.141       0.070

     As of June 30, 2001 there were 116 stockholders of record. We have never declared or paid cash dividends on our common stock. We presently intend to retain future earnings, if any, for use in our business, and therefore we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

PENNY STOCK

     The Securities and Exchange Commission has adopted Rule 15g-9 which established the definition of a "penny stock," for the purposes relevant to The Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:(i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

(i) obtain financial information and investment experience objectives of the person; and

(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-
dealer  and  the  registered  representative,  current  quotations  for   the
securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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


RESULTS OF OPERATIONS:

REVENUES

     Total revenues equaled $1,193,153 for the fiscal year and coincide with continued development and use of SalesRepCentral's Internet portal.

COST OF SALES

     Our cost-of-sales equaled $287,993 for the fiscal year and represents the cost to SalesRepCentral of the retail items sold on its web site.

GENERAL AND ADMINISTRATIVE EXPENSES

     Total General and Administrative expense increased by $29,619 over the prior year. The increase is attributable to operating activities in the current year. Total General and Administrative expense for the year ended June 30, 2001 was $1,130,390 and was primarily attributable to the following factors in the proportions indicated:

     * Approximately $269K or 23% related to advertising, promotional and marketing expenses.
     *    Approximately $491K or 43% related to salaries and benefits.
     *    Approximately   $75K or 6% related to consulting and   professional
          fees.
     *    Approximately $54K or 4% related to facilities rent.

     *    Approximately $53K or 4% related to travel expenses.
     *    Approximately $140K or 12% related to bad debt expenses

NET LOSS

     Our net losses for the years ended June 31, 2001 and 2000 were $217,253 and $1,509,753 respectively. The net loss in 2000 was due predominantly to SalesRepCentral not commencing our sales operations until the 4th quarter of the fiscal year as well as management's decision to expense certain other costs and expenses that could have been deferred and amortized over a longer period of time. SalesRepCentral's future net loss or income will depend upon our future revenues and the costs and expenses required to generate those revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through a combination of private and public sales of equity. At June 30, 2001, our principal source of liquidity was approximately $2K in cash and cash equivalents compared with approximately $84K in cash and cash equivalents at June 30, 1999. We believe that we have the financial resources and sales activity needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to seek alternative financing such as selling additional equity or debt securities or obtaining additional credit facilities. However, depending on market conditions, we may consider alternative financing even if our financial resources are adequate to meet presently anticipated business requirements. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Financing may not be available on terms acceptable to us or at all.

OPERATING ACTIVITIES

     Net cash used by operating activities was $218,674 over the prior year while the net loss decreased from $1,509,753 to $217,252, a decrease of $1,292,500. Charges to operations that do not require the use of cash include $1,422, which is comprised of depreciation expense, inventory, other assets and an increase in accounts payable and accrued expenses.

INVESTING ACTIVITIES

     Net cash used by investing activities was $10,579. This amount is comprised of $27,811 of property and equipment purchased during the year and $17,232 received from notes receivable.

FINANCING ACTIVITIES

     Net cash provided by financing activities was $148,416. During the year ended June 30, 2001, SalesRepCentral offered common stock for sale to the public generating approximately $30,000 in cash proceeds. Additionally, $128,089 was received from additional financing. The cash was used primarily for operating purposes in the current year.

SUBSEQUENT EVENTS

      On August 14, 2001 SalesRepCentral.com, Inc. executed an Agreement and Plan of Merger ("Agreement") with Interactive Motorsport Inc., a Delaware corporation ("Interactive"), wherein Interactive will merge with SalesRep Subsidiary Corp. and become a wholly owned subsidiary of SalesRepCentral. The transaction is pending stockholder approval.

ITEM 7. FINANCIAL STATEMENTS


                        INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
SalesRepCentral.com, Inc.

     I have audited the balance sheet of SalesRepCentral.com, Inc. as of June 30, 2001, and the related statements of operations, shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of SalesRepCentral.com, Inc. as of June 30, 2000 were audited by other auditors whose report, dated October 9, 2000, expressed an unqualified opinion on those statements.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of SalesRepCentral.com, Inc. as of June 30, 2001, and its results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Mesa, Arizona
November 14, 2001

                          SALESREPCENTRAL.COM, INC.
                               BALANCE SHEETS
                           June 30, 2001 and 2000

                                                      2001        2000
                                                  ----------- -----------
                                   ASSETS
Current Assets:
 Cash and cash equivalents (Note 1)                $  (18,476)   $  62,631
 Due from related parties (Note 3)                      83,352     100,584
 Inventory (Note 1)                                      2,656      12,075
 Other current assets                                    1,196      12,312
                                                   ----------- -----------
 TOTAL CURRENT ASSETS                                   68,728     187,602
                                                   ----------- -----------
PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 2)            113,206     116,150
OTHER ASSETS:
 Certificate of deposit (Note 7)                        20,000      20,000
                                                   ----------- -----------
 TOTAL ASSETS                                       $  201,934  $  323,752
                                                   =========== ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable - trade                            $  72,944  $  125,955
 Note payable - current portion (Note 6)                 8,861       8,091
 Line of Credit (Note 8)                                21,232          --
 Accrued liabilities                                    21,030      20,730
 Due from Officer                                      103,105          --
                                                   ----------- -----------
 TOTAL CURRENT LIABILITIES                             227,172     154,776
LONG-TERM LIABILITIES:
  Note payable-long-term portion (Note 6)                2,982       9,943
                                                   ----------- -----------
 TOTAL LIABILITIES                                     230,154     164,719
                                                   ----------- -----------
COMMITMENTS: (NOTE 5)                                       --          --

STOCKHOLDERS' EQUITY: (NOTE 8)
 Preferred Stock                                            15          15
 Common stock                                           15,117       5,117
 Additional paid-in capital                          1,757,979   1,727,979
 Accumulated deficit                               (1,801,331) (1,584,078)
                                                   ----------- -----------
                                                      (28,220)     159,033
 Less: subscription receivable                              --          --
                                                   ----------- -----------
 TOTAL STOCKHOLDERS' EQUITY                           (28,220)     159,033
                                                   ----------- -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  201,934  $  323,752
                                                   =========== ===========

   The Accompanying Notes are an Integral Part of the Financial Statements

                          SALESREPCENTRAL.COM, INC.
                          STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                      2001        2000
                                                  ------------------------
REVENUES                                           $ 1,193,153    $  51,570

COST OF REVENUES                                       287,993       84,427
                                                  ------------ ------------

GROSS LOSS                                             905,160     (32,857)

GENERAL AND ADMINISTRATIVE EXPENSES                  1,130,390    1,100,771

RESEARCH AND DEVELOPMENT COSTS                               -      375,664
                                                  ------------ ------------
LOSS FROM OPERATIONS                                 (225,230)  (1,509,292)

OTHER EXPENSES & INTEREST EXPENSE                      (1,714)        (461)
MISCELLANEOUS INCOME                                     9,691            -
                                                  ------------ ------------
                                                         7,977        (461)
                                                  ------------ ------------
NET LOSS                                          $  (217,253) $(1,509,753)
                                                  ============ ============

BASIC LOSS PER COMMON SHARE                         $   (0.01)   $   (0.12)
                                                  ============ ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 15,117,512   12,164,605
                                                  ============ ============

   The Accompanying Notes are an Integral Part of the Financial Statements

                          SALESREPCENTRAL.COM, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED JUNE 30, 2001 AND 2000


                                                                  Additional
                              Preferred             Common          Paid In
                           Shares   Amount     Shares    Amount     Capital
Balance at June 30, 2000     14,525     $15  15,117,512   $15,117  $1,727,979

Additional Capitalization
from existing shareholder         0       0           0         0      30,000

Net Loss                          0       0           0         0           0
                            -------  ------  ----------  --------   ---------
Balance at June 30, 2001     14,525     $15  15,117,512   $15,117  $1,757,979
                            =======  ======  ==========  ========  ==========

   The Accompanying Notes are an Integral Part of the Financial Statements

                          SALESREPCENTRAL.COM, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED JUNE 30, 2001 AND 2000
                                 (Continued)

                                                       Stock     Accumulated
                                        Receivable  Subscription    Total
                                                      Deficit
Balance at June 30, 2000                    $    0  $(1,584,078)     $159,033

Additional Capitalization from existing
shareholder                                      0             0       30,000

Net Loss                                         0     (217,253)    (217,253)
                                         ---------    ----------    ---------
Balance at June 30, 2001                    $    0  $(1,801,331)    $(28,220)
                                         =========  ============    =========

   The Accompanying Notes are an Integral Part of the Financial Statements

                          SALESREPCENTRAL.COM, INC.
                           STATEMENT OF CASH FLOWS
                  FOR THE YEAR ENDED JUNE 30, 2001 AND 2000

                                                      2001        2000
                                                  ----------- -----------
Increase (Decrease) in Cash and Cash Equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                          $ (217,252)$(1,509,753)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation                                           30,755      12,816
 Stock issued for services                                   -     117,111
 Changes in Assets and Liabilities:
 Inventory                                               9,419    (12,075)
 Due from related parties                                    -   (100,584)
 Other current assets                                   11,115     (6,228)
 Accounts payable - trade                             (53,011)      93,365
 Accrued liabilities                                       300      20,730
                                                   ----------- -----------
    NET CASH USED BY OPERATING ACTIVITIES            (218,674) (1,384,618)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                   (27,811)   (100,641)
 Purchase of certificate of deposit                          -    (20,000)
 Notes receivable                                       17,232           -
                                                   ----------- -----------
    NET CASH USED BY INVESTING ACTIVITIES             (10,579)   (120,641)
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds for loans                                    118,146     (3,645)
 Proceeds from stock transactions                       30,000   1,506,000
                                                   ----------- -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          148,146   1,502,355
                                                   ----------- -----------
Net change in cash and cash equivalents               (81,107)     (2,904)

Cash and cash equivalents at beginning of the period    62,631      65,535
                                                   ----------- -----------

Cash and cash equivalents at end of the period     $  (18,476)   $  62,631
                                                   =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                      $  (1,714)   $   (461)
                                                   =========== ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Common stock issued for services                          $ -  $  117,111
                                                   =========== ===========
 Equipment purchased through note payable                  $ -   $  21,679
                                                   =========== ===========

   The Accompanying Notes are an Integral Part of the Financial Statements

                          SALESREPCENTRAL.COM, INC.
                        NOTES TO FINANCIAL STATEMENTS
============================================================================

                                   NOTE 1
----------------------------------------------------------------------------
                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
                 NATURE OF OPERATIONS AND USE OF ESTIMATES:
----------------------------------------------------------------------------

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

NET LOSS PER SHARE:

     Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants or other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the outstanding options and convertible preferred stock at June 30, 2001 of 14,525,000, have been excluded from the calculation of diluted net loss per common share as their effect is antidilutive. In addition, as the Company has a net loss available to common shareholders for all periods presented, the calculation of diluted net loss per share has been excluded from the financial statements. ADVERTISING EXPENSE: The Company charges advertising costs to operations when incurred. Advertising expense totaled $229,884 and $223,627 for the periods ended June 30, 2001 and 2000, respectively.

                                   NOTE 2
  -------------------------------------------------------------------------
                           PROPERTY AND EQUIPMENT:
  -------------------------------------------------------------------------

     Property and equipment consists of the following at June 30, 2001 and 2000:

                                                      2001        2000
                                                    --------   ---------
     Computers and equipment                        $ 90,710     $ 42,783
     Furniture and fixtures                           24,387       44,504
     Vehicles                                         41,679       41,679
                                                   ---------    ---------
                                                     156,776    $ 128,966
     Less: accumulated depreciation                 (43,570)     (12,816)
                                                   ---------    ---------
                                                   $ 113,206   $ 116,150

     Depreciation expense for the year-ended June 30, 2001 and 2000 was $30,754 and $12,816, respectively.

                                   NOTE 3
----------------------------------------------------------------------------
                         RELATED PARTY TRANSACTIONS:
----------------------------------------------------------------------------

DUE FROM RELATED PARTIES:

     As of June 30, 2001 and 2000, the Company has receivables due from shareholders in the amounts of $83,352 and $100,584, respectively. The receivables are considered short-term in nature, non-interest bearing, and are unsecured.
                                   NOTE 4
----------------------------------------------------------------------------
                                INCOME TAXES:
----------------------------------------------------------------------------

     As   of   June  30,  2001,  and  2000,  long-term  deferred  tax  assets
(liabilities) consist of the following:

                                                      2001        2000
                                                   ---------    --------
        Net operating loss carryforwards          $1,981,000     $481,900
       Depreciation                                  (2,800)      (1,700)
                                                   ---------     --------
                                                   1,978,200      480,200
       Less: valuation allowance                 (1,978,200)    (480,200)
                                                   ---------     --------
                                                      $   --       $   --
                                                   =========     ========

     The Company has established a valuation allowance equal to the full amount of the net deferred tax asset, due to the uncertainty of the utilization of the net operating loss carryforwards.

     At June 30, 2001, the Company has federal and state net operating loss carryforwards in the approximate amount of $1,801,000 available to offset future taxable income through 2021 and 2006, respectively.

                                   NOTE 6
----------------------------------------------------------------------------
                               NOTES PAYABLE:
----------------------------------------------------------------------------

     The note payable at June 30, 2001 consisted of a 3.9% note payable to Ford Motor Credit with 36 monthly payments of $602; including principal and interest; due in full, November, 2002, collateralized by a vehicle. Total outstanding principal balance at June 30, 2001 is $11,843.

     A schedule of future minimum principal payments due on the above note payable as of June 30, 2001, is as follows:
                     YEAR ENDING
                       JUNE 30,         AMOUNT
                       --------         ------
                           2002          8,861
                           2003          2,982
                        -------        $11,843
                                       =======


                                   NOTE 7
----------------------------------------------------------------------------
                           CERTIFICATE OF DEPOSIT:
----------------------------------------------------------------------------

     The Company, under the terms of the Airline Regulatory Commission, (ARC) has agreed to maintain a balance of $20,000 in a certificate of deposit. The current agreement provides for the deposit to remain in place for approximately two years, at which time the requirements will be reviewed.

                                   NOTE 8
----------------------------------------------------------------------------
                               LINE OF CREDIT
----------------------------------------------------------------------------

     The Company has an unsecured, interest free line of credit from a private source due upon demand.

                                   NOTE 9
----------------------------------------------------------------------------
                            STOCKHOLDERS' EQUITY:
----------------------------------------------------------------------------

PREFERRED STOCK:

     The Company has 10,000,000 shares authorized of $.001 par value convertible preferred stock. As of June 30, 2001 and 2000, there were 14,525 and 14,525, shares issued and outstanding, respectively. The preferred stock is convertible into 1,000 shares of common stock as of October 12, 2002. The stock is non-voting, and has no dividend preference stated.

COMMON STOCK:

     As of June 30, 2001 and 2000, the Company had 24,200,000 of $.001 par value common shares authorized. As of June 30, 2001 and 2000, there were 15,117,512 shares issued and outstanding.

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

Status:

     As of June 30, 2001, there are no put rights or warrants exercised or issued under the terms of the agreement.

Commitment Warrants:

     To induce Swartz Private Equity, LLC. to enter into the investment agreement, they granted on June 23, 2000, an aggregate of 648,000 common stock warrants, exercisable at $1.88 per share, reset every six months to the lower of the date of issuance or the lowest closing price of the Company's common stock for the five (5) trading days prior to the six month ending. The warrants are exercisable through June, 2005. As of June 30, 2001, none of the warrants have been exercised.

                                  PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the name, age and position of each of our executive officers and directors as of June 30, 2001:

      Name            Age                       Position
      ----            ---                       --------
Ralph Massetti        35    President, Chief Executive Officer and Director

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

    COMPLIANCE UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representation from these officers and directors, we believe that all Section 16(a) filing requirements were met during the year ended June 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides compensation awarded to, earned by or paid for services rendered to SalesRepCentral in all capacities for the years ended June 30, 2001 and 2000 by our President and other highly compensated executive officers and who were serving as executive officers at the end of 2001. We did not grant any other compensation, restricted stock awards or stock appreciation rights to these individuals in 2000 or 2001.

SUMMARY COMPENSATION TABLE

                                                    LONG-TERM
                                                    COMPENSATION
                               ANNUAL COMPENSATION   AWARDS
                             -------------------  ------------
                                                    SECURITIES
NAME AND                                  ANNUAL   UNDERLYING  ALL OTHER
PRINCIPAL POSITION     YEAR   SALARY      BONUS     OPTIONS  COMPENSATION(1)
---------------        ----   ------      -----     ------- ---------------
Ralph Massetti        2001   24,000        -0-         -0-              -0-
                      2000  108,000        -0-         -0-              -0-
Greg Reeve            2001   96,000(2)     -0-         -0-              -0-
                      2000   96,000        -0-         -0-              -0-
Todd Sumney           2001   96,000(2)     -0-         -0-              -0-
                      2000   96,000        -0-         -0-              -0-

----------

(1)  Represents life insurance premiums paid for by SalesRepCentral
(2)  Terminated Employment in 2001

STOCK OPTION GRANTS IN 2000

     SalesRepCentral did not grant any stock options in 2000 or 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as to the beneficial owners of our common stock as of June 30, 2001 by:

     * Each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
     *    Each of our directors;
     * Each executive officer listed in the SUMMARY COMPENSATION TABLE, listed above;
     *    All of our executive officers and directors as a group.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated above, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 15,117,512 shares of common stock outstanding as of June 30, 2001.

     Shares of common stock subject to options or warrants exercisable on or before August 31, 2000 (within 60 days of June 30, 2000) are deemed to be outstanding and beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. At June 30, 2001, SalesRepCentral had not granted any options on its common stock. Unless indicated above, the address for each director and executive officer listed below is:

     SalesRepCentral.com
     8930 E. Raintree Drive Suite #100
     Scottsdale, Arizona 85260

                 BENEFICIAL STOCK OWNERSHIP AT JUNE 30, 2001

                                             PERCENTAGE
                                            COMMON STOCK  PERCENTAGE VOTING
                                            BENEFICIALLY      RIGHTS OF
NAME                          COMMON STOCK      OWNED        COMMON STOCK
--------------------      ------------   -------------      ----------------
Ralph Massetti................  8,898,320         59%              59%
Cede & Co. (1)................  3,387,026         22%              22%
All directors and executive
  officers as a group........  12,285,346         81%              81%

----------
(1)  PO Box 20
     Bowling Green Station
     New York, NY 10004

                                   PART IV

ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Resignation of registrant's certifying accountant, Semple & Cooper, LLP, dated August 23, 2001. Incorporated by reference to Exhibit 16.1 in the Registrants Current Report on Form 8-K filed on August 23, 2001.

     Execution of Agreement and Plan of Merger with Interactive Motorsport Inc, dated August 14, 2001. Incorporated by reference to Exhibit 16.1 in the Registrants Current Report on Form 8-K filed on August 14, 2001.

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






Date: November 12, 2001                      SalesRepCentral.com
                                             By:/s/ Ralph Massetti
                                             -------------------------------
                                             Ralph Massetti
                                             President and Chief Executive