Form 10QSB
period 2001-09-30
SALESREPCENTRAL COM INC
filed 2001-11-16
CIK 1069559

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2001  Commission file number 000-25275




                          SALESREPCENTRAL.COM, INC.
           (Exact name of registrant as specified in its charter)



Nevada                                            91-1918742
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

8930 E. Raintree Drive. Suite #100
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

                        Yes      X         No ______


   As of September 30, 2001, there were 15,117,762 shares of common stock outstanding.

                                    INDEX
PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of September 30, 2001                 3

               Statement of Operations
               ending September 30, 2001                              4

               Statement of Cash Flows
               ending September 30, 2001                              5

               Statement of Changes in Shareholders Equity
               Ending September 30, 2001                              6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7-8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      8

     Item 2.   Changes in Securities                                  8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       8

     Item 5.   Other Information                                      8


     SIGNATURES                                                       8

                       PART I - FINANCIAL INFORMATION

                          SALESREPCENTRAL.COM, INC.
                               BALANCE SHEETS

                                                  September,30  June, 30
                                                      2001        2001
                                                  ----------- -----------
                                   ASSETS
Current Assets:
 Cash and cash equivalents                         $    11,182   $(18,476)
 Due from related parties                               61,352      83,352
 Inventory                                               2,656       2,656
 Other current assets                                    1,196       1,196
                                                   ----------- -----------
 TOTAL CURRENT ASSETS                                   76,386      68,728
                                                   ----------- -----------
PROPERTY AND EQUIPMENT, NET                            121,036     113,206
OTHER ASSETS:
 Certificate of deposit                                 20,000      20,000
                                                   ----------- -----------
 TOTAL ASSETS                                       $  217,422  $  201,934
                                                   =========== ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable - trade                            $ 113,887  $   72,944
 Note payable - current portion                          8,861       8,861
 Line of Credit                                         21,232      21,232
 Accrued liabilities                                    21,030      21,030
 Due from Officer                                      100,999     103,103
                                                   ----------- -----------
 TOTAL CURRENT LIABILITIES                             266,009     227,172
LONG-TERM LIABILITIES:
  Note payable-long-term portion                         2,982       2,982
                                                   ----------- -----------
 TOTAL LIABILITIES                                     268,991     230,154
                                                   ----------- -----------
COMMITMENTS:                                                --          --

STOCKHOLDERS' EQUITY:
 Preferred Stock                                            15          15
 Common stock                                           15,117      15,117
 Additional paid-in capital                          1,757,979   1,727,979
 Accumulated deficit                               (1,824,680) (1,801,331)
                                                   ----------- -----------
                                                      (51,569)    (28,220)
 Less: subscription receivable                              --          --
                                                   ----------- -----------
 TOTAL STOCKHOLDERS' EQUITY                           (51,569)    (28,220)
                                                   ----------- -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  217,422  $  201,934
                                                   =========== ===========


                          SALESREPCENTRAL.COM, INC.
                          STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      2001        2000
                                                  ------------------------
REVENUES                                           $    43,079    $ 408,668

COST OF REVENUES                                        27,004      121,736
                                                  ------------ ------------

GROSS LOSS                                              16,075      286,932

GENERAL AND ADMINISTRATIVE EXPENSES                     39,424      283,333

RESEARCH AND DEVELOPMENT COSTS                               -            -
                                                  ------------ ------------
LOSS FROM OPERATIONS                                  (23,349)        3,599

OTHER EXPENSES & INTEREST EXPENSE                            -        (157)
MISCELLANEOUS INCOME                                         -            -
                                                  ------------ ------------
                                                             -        (157)
                                                  ------------ ------------
NET INCOME (LOSS)                                 $   (23,349)   $    3,442
                                                  ============ ============

BASIC LOSS PER COMMON SHARE                         $   (0.00)   $   (0.00)
                                                  ============ ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 15,117,512   15,117,512
                                                  ============ ============



                      SALESREPCENTRAL.COM, INC.
                           STATEMENT OF CASH FLOWS

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      2001        2000
                                                  ----------- -----------
Increase (Decrease) in Cash and Cash Equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                          $  (23,349)$      3,442
 Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation                                           -            7,257
 Changes in Assets and Liabilities:
 Accounts Receivable-trade                              31,542    (174,764)
 Inventory                                              -            1,468
 Due from related parties                               22,000      13,751
 Other current assets                                               11,115
 Accounts payable - trade                              (19,482)     (4,643)
 Accrued liabilities                                         -     (10,730)
 Deferred Revenue                                            -      97,500
                                                   ----------- -----------
    NET CASH USED BY OPERATING ACTIVITIES              (10,712)    (66,719)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          -     (22,099)
 Purchase of certificate of deposit                          -           -
 Notes receivable                                            -           -
                                                   ----------- -----------
    NET CASH USED BY INVESTING ACTIVITIES             (10,712)    (22,099)
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of Debt                                      1,266      (1,898)
 Proceeds for loans                                         -           -
 Proceeds from stock transactions                           -      30,000
                                                   ----------- -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            9,446      28,102
                                                   ----------- -----------
Net change in cash and cash equivalents                  9,446     (60,716)

Cash and cash equivalents at beginning of the period     1,127      62,631
                                                   ----------- -----------

Cash and cash equivalents at end of the period     $    10,572   $   1,915
                                                   =========== ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                      $  -         $   (157)
                                                   =========== ===========

                     SALESREPCENTRAL.COM, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
           YEAR ENDED JUNE 30, 2001 AND FOR THE THREE MONTH PERIOD
                    ENDED SPETEMBER 30, 2001 (UNAUDITED)

                                                                  Additional
                              Preferred             Common          Paid In
                           Shares   Amount     Shares    Amount     Capital
Balance at June 30, 2000    14,525     $15  15,117,512   $15,117  $1,727,979

Additional Capitalization
from existing shareholder        0       0           0         0      30,000

Net Loss                         0       0           0         0           0
                            -------  ------  ----------  --------   ---------
Balance at June 30, 2001    14,525     $15  15,117,512   $15,117  $1,757,979
                            -------  ------  ----------  --------   ---------
Additional Capitalization
from existing shareholder        0       0           0         0           0

Net Loss                         0       0           0         0           0
                            -------  ------  ----------  --------  ----------
Balance at
September 30, 2001          14,525     $15  15,117,512   $15,117  $1,757,979
                         =========  ======= ==========   =======   =========

                         SALESREPCENTRAL.COM, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
           YEAR ENDED JUNE 30, 2001 AND FOR THE THREE MONTH PERIOD
                    ENDED SPETEMBER 30, 2001 (UNAUDITED)
                                 (continued)


                                                       Stock     Accumulated
                                        Receivable  Subscription    Total
                                                      Deficit
Balance at June 30, 2000                   $    0  $(1,584,078)     $159,033

Additional Capitalization from existing
shareholder                                     0             0       30,000

Net Loss                                        0     (217,253)    (217,253)
                                         --------    ----------    ---------
Balance at June 30, 2001                   $    0  $(1,801,331)    $(28,220)
                                        =========  ============    =========
Additional Capitalization from existing
shareholder                                     0             0

Net Loss                                        0      (23,349)     (23,349)
                                        ---------    ----------    ---------
Balance at June 30, 2001                   $    0  $(1,824,680)    $(51,569)
                                        =========  ============    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. WE MAY IDENTIFY THESE STATEMENTS BY THE USE OF WORDS SUCH AS BELIEVE, EXPECT, ANTICIPATE, INTEND, PLAN AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE SEVERAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT, AND WE CAUTION YOU NOT TO RELY ON THESE STATEMENTS WITHOUT ALSO CONSIDERING THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THESE STATEMENTS AND OUR BUSINESS ADDRESSED IN THIS AND OUR ANNUAL REPORT.

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

SalesRepCentral's web-site features 11 content channels offering exclusive products and services that also provide value-added features allowing the sales-professional to perform his job more effectively. Visitors to our web-site will find comprehensive content developed specifically for the sales-professional combining education, sales tools and resources, services and strategic partnerships in one easy-to-use location. Other features of our Internet-site include employment and job-placement, a full-service travel agency, leasing and lending services and sales leads. Our web-site also provides banner advertising, promotional spotlights and channel sponsorships.

RESULTS OF OPERATIONS:

                                  REVENUES

Total revenues for the three months ending September 30, 2001 increased to $43,079 compared to $408,668 for the three months ending September 30, 2001. The decrease in revenue is determined to be the cause of overall deteriorating market conditions and economic factors and a significant decrease in internet related spending.

                                 NET INCOME

The Company's net income for the three months ending September 30, 2001 was a net loss of $23,349 compared to a net income of $3,442 for the same three months ending September 30, 2000.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY VOTERS

No matters were submitted to a vote of security holders during the period covered by this filing.

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On August 14, 2001 SalesRepCentral.com, Inc. executed an Agreement and Plan of Merger (Agreement) with Interactive Motorsport Inc., a Delaware corporation (Interactive), wherein Interactive will merge with SalesRep Subsidiary Corp. and become a wholly owned subsidiary of SalesRepCentral. The transaction is pending stockholder approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALESREPCENTRAL.COM, INC.
(Registrant)


By: /s/ Ralph Massetti
     Ralph Massetti
     President

Date: November 16, 2000