Form 10QSB
period 2001-12-31
SALESREPCENTRAL COM INC
filed 2002-02-27
CIK 1069559

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended December 31, 2001  Commission file number  000-25275




                          SALESREPCENTRAL.COM, INC.
           (Exact name of registrant as specified in its charter)



Nevada                                                 91-1918742
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

8930 E. Raintree Drive. Suite #100
Scottsdale, AZ                                         85260
 (Address of principal executive offices)              (Zip Code)


                                877-808-7737
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No ______


    As of December 31, 2001, there were 15,117,762 shares of common stock outstanding.

                          SALESREPCENTRAL.COM, INC.
                            FOR THE QUARTER ENDED
                              DECEMBER 31, 2001

                                    INDEX
PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of December 31, 2001                   3

               Statement of Operations
               ending December 31, 2001                                4

               Statement of Cash Flows
               ending December 31, 2001                                5

               Statement of Changes in Shareholders Equity
               Ending December 31, 2001                                6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation            7-8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       8

     Item 2.   Changes in Securities                                   8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                       8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                        8

     Item 5.   Other Information                                       8


     SIGNATURES                                                        8

                       PART I - FINANCIAL INFORMATION

                          SALESREPCENTRAL.COM, INC.
                               BALANCE SHEETS

                                                  December 31,December 31,
                                                      2001        2000
                                                  ----------- -----------
                                   ASSETS
Current Assets:
 Cash and cash equivalents                         $    35,845 $   252,000
Due from related parties                                61,352     100,584
 Inventory                                               2,656       4,664
 Other current assets                                    8,525       2,768
                                                   ----------- -----------
 TOTAL CURRENT ASSETS                                  108,378     187,602
                                                   ----------- -----------
PROPERTY AND EQUIPMENT, NET                            121,036     116,150
OTHER ASSETS:
 Certificate of deposit                                 20,000      20,000
                                                   ----------- -----------
 TOTAL ASSETS                                       $  229,414  $  323,752
                                                   =========== ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable - trade                            $ 171,026  $  125,955
 Note payable - current portion                          7,936       8,091
 Line of Credit                                         21,233
 Accrued liabilities                                                20,730
 Due from Officer                                       86,025
                                                   ----------- -----------
 TOTAL CURRENT LIABILITIES                             286,220     154,766
LONG-TERM LIABILITIES:
  Note payable-long-term portion                         2,982       9,943
                                                   ----------- -----------
 TOTAL LIABILITIES                                     289,202     164,719
                                                   ----------- -----------
COMMITMENTS:                                                --          --

STOCKHOLDERS' EQUITY:
 Preferred Stock                                            15          15
 Common stock                                           15,117      15,117
 Additional paid-in capital                          1,757,979   1,727,979
 Accumulated deficit                               (1,832,899) (1,584,078)
                                                   ----------- -----------
                                                      (59,788)     159,033
 Less: subscription receivable                              --          --
                                                   ----------- -----------
 TOTAL STOCKHOLDERS' EQUITY                           (59,788)     159,033
                                                   ----------- -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  229,414  $  323,752
                                                   =========== ===========


                          SALESREPCENTRAL.COM, INC.
                          STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                      2001        2000
                                                  ------------------------
REVENUES                                           $    25,408    $ 404,623

COST OF REVENUES                                        13,880      72,656
                                                  ------------ ------------

GROSS LOSS                                              11,528      332,070

GENERAL AND ADMINISTRATIVE EXPENSES                     19,747      213,088

RESEARCH AND DEVELOPMENT COSTS                               -            -
                                                  ------------ ------------
LOSS FROM OPERATIONS                                   (8,219)      118,982

OTHER EXPENSES & INTEREST EXPENSE                            -           65
MISCELLANEOUS INCOME                                         -            -
                                                  ------------ ------------
                                                             -           65
                                                  ------------ ------------
NET INCOME (LOSS)                                 $    (8,219)   $  119,047
                                                  ============ ============

BASIC LOSS PER COMMON SHARE                         $   (0.00)   $   (0.00)
                                                  ============ ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 15,117,512   15,117,512
                                                  ============ ============

                          SALESREPCENTRAL.COM, INC.
                           STATEMENT OF CASH FLOWS

                                                      THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                      2001        2000
                                                  ----------- -----------
Increase (Decrease) in Cash and Cash Equivalents:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                          $  ( 8,219)$         -
 Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation                                               -           -
 Changes in Assets and Liabilities:
 Accounts Receivable-trade                             73,241    (174,764)
 Inventory                                                  -           -
 Due from related parties                             (14,974)          -
 Other current assets                                       -           -
 Accounts payable - trade                             (34,603)          -
 Accrued liabilities                                        -           -
 Prepaid Expenses                                       4,460           -
                                                  ----------- -----------
    NET CASH USED BY OPERATING ACTIVITIES             (19,905)      5,147
                                                  ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                         -           -
 Purchase of certificate of deposit                         -           -
 Notes receivable                                           -      (3,248)
                                                  ----------- -----------
    NET CASH USED BY INVESTING ACTIVITIES             (19,905)      1,899
                                                  ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of Debt                                      1,266       1,900
 Proceeds for loans                                         -           -
 Proceeds from stock transactions                           -           -
                                                  ----------- -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          18,639      28,102
                                                  ----------- -----------
Net change in cash and cash equivalents                18,639         (1)
Cash and cash equivalents at beginning of the period   10,572       1,915
                                                  ----------- -----------

Cash and cash equivalents at end of the period    $    29,211   $   1,914
                                                  =========== ===========

                          SALESREPCENTRAL.COM, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
            YEAR ENDED JUNE 30, 2001 AND FOR THE SIX MONTH PERIOD
                     ENDED DECEMBER 31, 2001 (UNAUDITED)

                                                                  Additional
                              Preferred             Common          Paid In
                             Shares   Amount   Shares    Amount     Capital
Balance at June 30, 2000     14,525     $15  15,117,512   $15,117  1,727,979

Additional Capitalization
from existing shareholder         0       0           0         0          0

Net Loss                          0       0           0         0          0
                            -------  ------  ----------  --------  ---------
Balance at June 30, 2001     14,525     $15  15,117,512   $15,117 $1,757,979
                            -------  ------  ----------  --------  ---------
Additional Capitalization
from existing shareholder         0       0           0         0          0

Net Loss                          0       0           0         0          0
                            -------  ------  ----------  -------- ----------
Balance at December 31,
2001                         14,525     $15  15,117,512   $15,117  1,757,979
                          ========= ======= =========== ========= ==========

                          SALESREPCENTRAL.COM, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
            YEAR ENDED JUNE 30, 2001 AND FOR THE SIX MONTH PERIOD
                     ENDED DECEMBER 31, 2001 (UNAUDITED)
                                 (continued)


                                                       Stock     Accumulated
                                        Receivable  Subscription    Total
                                                      Deficit
Balance at June 30, 2000                    $    0  $(1,584,078)    $159,033

Additional Capitalization from existing
shareholder                                      0            0       30,000

Net Loss                                         0     (217,253)   (217,253)
                                         ---------   ----------    ---------
Balance at June 30, 2001                    $    0  $(1,801,331)   $(28,220)
                                         ========= ============    =========
Additional Capitalization from existing
shareholder                                      0             0           0

Net Loss                                         0      (31,568)    (31,568)
                                         ---------   ----------    ---------
Balance at December 31, 2001                $    0  $(1,824,680)   $(51,569)
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

RESULTS OF OPERATIONS:

                                  REVENUES

Total revenues for the three months ending December 31, 2001 decrease to $25,408 compared to $404,623 for the three months ending December 31, 2000. The decrease in revenue is determined to be the cause of overall continuing, deteriorating market conditions and economic factors and a significant decrease in internet related spending.

                                 NET INCOME

The Company's net income for the three months ending December 31, 2001 was a net loss of $8,219 compared to a net income of $119,047 for the same three months ending December 31, 2000.

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

Date: February 15, 2002