Form 10QSB
period 2002-03-31
SALESREPCENTRAL COM INC
filed 2002-05-20
CIK 1069559

SALESREPCENTRAL.COM, INC.
                            FOR THE QUARTER ENDED
                               MARCH 31, 2002

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended March 31, 2002        Commission file number 000-25275


                          SALESREPCENTRAL.COM, INC.
           (Exact name of registrant as specified in its charter)



Nevada                                                            91-1918742
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

8585 E Hartford Drive Suite #114
Scottsdale, AZ                                                         85255
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

                            Yes   X     No ______


     As of March 31, 2002, there were 15,117,762 shares of common stock outstanding.

                                    INDEX
PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Financial Statements

               Balance Sheet as of March 31, 2002                     3

               Statement of Operations
               ending March 31, 2002                                  4

               Statement of Cash Flows
               ending March 31, 2002                                  5

               Statement of Changes in Shareholders Equity
               Ending March 31, 2002                                  6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           7-8

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      8

     Item 2.   Changes in Securities                                  8

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      8

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       8

     Item 5.   Other Information                                      8


     SIGNATURES                                                       8

                       PART I - FINANCIAL INFORMATION


                          SALESREPCENTRAL.COM, INC.
                               BALANCE SHEETS

                                                    March 31,   March 31,
                                                      2002        2001
                                                  ----------- -----------
                                   ASSETS
Current Assets:
 Cash and cash equivalents                        $    10,110 $    36,121
Due from related parties                               61,575      78,050
 Accounts Receivable - Trade                                -     516,092
 Inventory                                              2,656       2,819
 Other current assets                                   2,525       5,594
                                                  ----------- -----------
 TOTAL CURRENT ASSETS                                  76,866     638,676
                                                  ----------- -----------
PROPERTY AND EQUIPMENT, NET                           130,651     118,742
OTHER ASSETS:
 Certificate of deposit                                20,000      20,000
                                                  ----------- -----------
 TOTAL ASSETS                                      $  227,517  $  777,418
                                                  =========== ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable - trade                           $ 121,439  $  247,495
 Note payable - current portion                         6,671     110,957
 Line of Credit                                        21,233
 Accrued liabilities                                                  300
 Due from Officer                                     101,005
                                                  ----------- -----------
 TOTAL CURRENT LIABILITIES                            250,249     358,752
LONG-TERM LIABILITIES:
  Note payable-long-term portion                        2,982       6,075
                                                  ----------- -----------
 TOTAL LIABILITIES                                    253,330     364,827
                                                  ----------- -----------
COMMITMENTS:                                               --          --

STOCKHOLDERS' EQUITY:
 Preferred Stock                                           15          15
 Common stock                                          15,117      15,117
 Additional paid-in capital                         1,757,979   1,757,979
 Accumulated deficit                              (1,827,144) (1,360,520)
                                                  ----------- -----------
                                                     (25,813)     412,591
 Less: subscription receivable                             --          --
                                                  ----------- -----------
 TOTAL STOCKHOLDERS' EQUITY                          (25,813)     412,591
                                                  ----------- -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  227,517  $  777,418
                                                  =========== ===========


                          SALESREPCENTRAL.COM, INC.
                          STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                          MARCH 31,

                                                       2002        2001
                                                ------------ ------------
REVENUES                                         $    83,408    $ 451,285

COST OF REVENUES                                      31,119       49,987
                                                ------------ ------------

GROSS INCOME                                          52,189      401,298

GENERAL AND ADMINISTRATIVE EXPENSES                   14,864      309,373

RESEARCH AND DEVELOPMENT COSTS                             -            -
                                                ------------ ------------
INCOME FROM OPERATIONS                                37,323       91,925

OTHER EXPENSES & INTEREST EXPENSE                          -        9,144
MISCELLANEOUS INCOME                                       -            -
                                                ------------ ------------
                                                           -            -
                                                ------------ ------------
NET INCOME (LOSS)                               $     37,323   $  101,069
                                                ============ ============

BASIC LOSS PER COMMON SHARE                       $   (0.00)   $   (0.01)
                                                ============ ============

WEIGHTED AVERAGE SHARES OUTSTANDING               15,117,512   15,117,512
                                                ============ ============

                          SALESREPCENTRAL.COM, INC.
                           STATEMENT OF CASH FLOWS

                                                    NINE MONTHS ENDED
                                                          MARCH 31,
                                                      2002        2001
                                                   ----------- -----------
Increase (Decrease) in Cash and Cash Equivalents:

CASH AND CASH WQUILALENTS USED BY OPERATING
ACTIVITIES:                                             22,784    (25,931)
                                                   ----------- -----------
    NET CASH USED BY OPERATING ACTIVITIES               22,784    (25,931)
                                                   ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          -    (25,515)
 Purchase of certificate of deposit                          -           -
 Notes receivable                                            -           -
                                                   ----------- -----------
    NET CASH USED BY INVESTING ACTIVITIES              (9,615)    (25,515)
                                                   ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of Debt                                     (3,796)           -
 Proceeds for loans                                     -                -
 Proceeds from stock transactions                       -                -
                                                   ----------- -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          (3,796)      24,936
                                                   ----------- -----------
Net change in cash and cash equivalents                  9,615    (26,510)

Cash and cash equivalents at beginning of the period     1,127      62,631
                                                   ----------- -----------

Cash and cash equivalents at end of the period     $    10,500   $  36,121
                                                   =========== ===========

                          SALESREPCENTRAL.COM, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
           YEAR ENDED JUNE 30, 2001 AND FOR THE NINE MONTH PERIOD
                      ENDED MARCH 31, 2002 (UNAUDITED)

                                                                  Additional
                              Preferred             Common          Paid In
                           Shares   Amount     Shares    Amount     Capital
Balance at June 30, 2001     14,525     $15   9,798,150   $ 9,789  $1,240,187

Additional Capitalization
from existing shareholder        0       0           0         0           0

Net Loss                         0       0           0         0           0
                           -------  ------  ----------  --------   ---------
Balance at June 30, 2001    14,525     $15  15,117,512   $15,117  $1,757,979
                           -------  ------  ----------  --------   ---------
Additional Capitalization
from existing shareholder        0       0           0         0           0

Net Loss                         0       0           0         0           0
                           -------  ------  ----------  --------  ----------
Balance at March 31, 2002   14,525     $15  15,117,512   $15,117  $1,757,979
                           =======  ======  ==========  ========  ==========

                          SALESREPCENTRAL.COM, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
           YEAR ENDED JUNE 30, 2001 AND FOR THE NINE MONTH PERIOD
                      ENDED MARCH 31, 2002 (UNAUDITED)
                                 (continued)


                                                      Stock      Accumulated
                                        Receivable  Subscription     Total
                                                      Deficit
Balance at June 30, 2001                   $    0  $(1,584,078)     $159,033

Additional Capitalization from existing
shareholder                                     0             0       30,000

Net Loss                                        0     (217,253)    (217,253)
                                        ---------  ------------    ---------
Balance at June 30, 2001                   $    0  $(1,801,331)    $(28,220)
                                        =========  ============    =========
Additional Capitalization from existing
shareholder                                     0             0

Net Loss                                         0      (25,813)       5,755
                                        ---------  ------------    ---------
Balance at March 31, 2002                  $    0  $(1,827,144)    $(22.465)
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

SalesRepCentral's Website features 6 content channels offering exclusive products and services that also provide value-added features allowing the sales-professional to perform his job more effectively. Visitors to our Website will find comprehensive content developed specifically for the sales-professional combining education, sales tools and resources, services and strategic partnerships in one easy-to-use location. Other features of our Internet-site include employment and job-placement, a full-service travel agency, leasing and lending services and sales leads. Our Website also provides banner advertising, promotional spotlights and channel sponsorships.

RESULTS OF OPERATIONS:
                                  REVENUES

Total revenues for the three months ending March 31, 2002 decrease to $83,408 compared to $451,285 for the three months ending March 31, 2001. The decrease in revenue is determined to be the cause of overall continuing, deteriorating market conditions and economic factors and a significant decrease in internet related spending.

                                 NET INCOME

The Company's net income for the three months ending March 31, 2002 was a net income of $37,323 compared to a net income of $101,069 for the same three months ending March 31, 2001.

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


                                   PART II

ITEM 1. LEGAL PROCEEDINGS

SalesRepCentral has recently settled a lawsuit with Eller Media, Inc. for $125,000 payable at $2,500.00 per month installments for thirty-six months with a balloon payment for the remaining balance thereafter.

SalesRepCentral has paid a judgement for approximately $2600.00 awarded to Mindi S. Osborn, a former bookkeeper for the company, which resulted from a dispute over professional charges.

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

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On August 14, 2001 SalesRepCentral.com, Inc. executed an Agreement and Plan of Merger (Agreement) with Interactive Motorsport Inc., a Delaware corporation (Interactive), wherein Interactive will merge with SalesRep Subsidiary Corp. and become a wholly owned subsidiary of SalesRepCentral. The transaction remains pending SEC & stockholder approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALESREPCENTRAL.COM, INC.
(Registrant)


By: /s/ Ralph Massetti
     Ralph Massetti
     President

Date: May 15, 2002